Form 10-Q
period 1998-03-31
CLYDE COMPANIES INC
filed 1998-06-26
CIK 1051071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to __________


                        Commission file number 333-41837


                              CLYDE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



              Utah                                              87-0260879
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                              1423 Devonshire Drive
                           Salt Lake City, Utah 84108
                                 (801) 582-2783
          (Address of principal executive offices and telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ ]       No    [X].



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On June 15, 1998, there were 2,303,920 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                              CLYDE COMPANIES, INC.
                      (Formerly W.W. Clyde Investment Co.)

                                 BALANCE SHEETS

                      March 31, 1998 and December 31, 1997
                                   (unaudited)

                                     ASSETS

                                                        March 31,      December 31,
                                                          1998            1997
                                                      -----------      -----------
CURRENT ASSETS
   Cash                                               $        --      $    14,158
   Prepaid expenses                                        23,234            9,076
                                                      -----------      -----------

         Total current assets                              23,234           23,234

INVESTMENT IN AFFILIATES                               26,971,537       27,432,351

OTHER ASSETS                                              476,741          338,362
                                                      -----------      -----------
                                                      $27,471,512      $27,793,947
                                                      ===========      ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses              $        --      $        --
   Due to related party                                   476,741          338,362
                                                      -----------      -----------
         Total current liabilities                        476,741          338,362

DEFERRED INCOME TAXES                                   9,889,352       10,039,117

SHAREHOLDERS' EQUITY
   Common stock, no par value; Authorized -
     10,000,000 shares - issued 2,303,920 shares          706,530          706,530
   Retained earnings                                   16,398,888       16,709,938
                                                      -----------      -----------
                                                       17,105,418       17,416,468
                                                      -----------      -----------
                                                      $27,471,512      $27,793,947
                                                      ===========      ===========


        The accompanying notes are an integral part of these statements.

                              CLYDE COMPANIES, INC.
                      (Formerly W.W. Clyde Investment Co.)

                 STATEMENTS OF OPERATIONS AND RETAINED EARNINGS


                          Three months ended March 31,
                                   (Unaudited)

                                                    1998               1997
                                                ------------       ------------
Dividend income from affiliates                 $         --       $     18,500
Equity in undistributed net losses
  of affiliates                                     (460,814)          (521,859)
Interest income                                           --                334
                                                ------------       ------------
  Earnings before income taxes                      (460,814)          (503,025)

Income tax (benefit)                                (149,765)          (163,483)
                                                ------------       ------------
      NET LOSS                                      (311,050)          (339,542)

Retained earnings at beginning of period          16,709,938         15,223,199
                                                ------------       ------------

Retained earnings at end of period              $ 16,398,888       $ 14,888,657
                                                ============       ============

Loss per common share - basic                   $      (0.14)      $      (0.15)
                                                ============       ============
Weighted-average shares outstanding                2,303,920          2,303,920
                                                ============       ============




        The accompanying notes are an integral part of these statements.

                              CLYDE COMPANIES, INC.
                      (Formerly W.W. Clyde Investment Co.)

                            STATEMENTS OF CASH FLOWS

                          Three months ended March 31,
                                   (Unaudited)


                                                            1998           1997
                                                         ---------       ---------
Increase in cash and cash equivalents
   Cash flows from operating activities
      Net loss                                           $(311,050)      $(339,542)
      Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
         Equity in net loss of affiliates                  460,814         540,359
         Deferred income taxes                            (149,765)       (163,483)
         Changes in assets and liabilities
           Prepaid expenses                                (14,158)        (37,735)
           Other assets                                   (138,379)         (1,087)
           Accrued federal income tax                           --          10,557
           Due to related party                            138,379              --
                                                         ---------       ---------

               Total adjustments                           296,892         348,611
                                                         ---------       ---------
               Net cash provided by (used in)
                 operating activities                      (14,158)          9,069

Cash and cash equivalents at beginning of period            14,158          27,264
                                                         ---------       ---------

Cash and cash equivalents at end of period               $      --       $  36,333
                                                         =========       =========


Supplemental disclosures of cash flow information

Cash paid during the year for:
    Interest                                             $      --       $      --
    Income taxes                                            14,158          33,707


        The accompanying notes are an integral part of these statements.

The results of operations for Clyde Companies, Inc. depend on the operating results of its two largest subsidiaries, W.W. Clyde & Co. and Geneva Rock Products, Inc., and to a lesser extent, on Utah Service, Inc. and Beehive Insurance Agency, Inc.. Summary unaudited financial information for W.W. Clyde & Co. and Geneva Rock Products, Inc. is set forth below.


                          SUMMARY FINANCIAL INFORMATION
                                W.W. CLYDE & CO.

                                              For the three months ended March 31,
                                                    1998                1997
                                                ------------       ------------
Statement of Operations Data:
     Construction revenue                       $  2,848,020       $    802,008
     Cost of construction                          2,629,628          1,907,994
     General and administrative expense              388,505            371,628
                                                ------------       ------------

     Operating loss                                 (170,113)        (1,477,614)

     Other expense, net                             (309,731)           (15,731)
                                                ------------       ------------

     Loss before income taxes                       (479,844)        (1,493,345)
     Income tax (benefit)                           (178,982)          (557,018)
                                                ------------       ------------

     Net loss                                   $   (300,862)      $   (936,327)
                                                ============       ============

     Loss per common share - basic              $      (3.18)      $      (9.90)
                                                ============       ============

     Weighted average shares outstanding              94,544             94,544
                                                ============       ============


                                                  March 31,        December 31,
                                                    1998               1997
                                                ------------       ------------
Balance Sheet Data:
     Current assets                             $ 16,968,315       $ 17,760,909
     Total assets                                 47,136,538         49,039,159
     Total liabilities                            10,406,975         12,008,734
     Total stockholders' equity                   36,729,563         37,030,425

                          SUMMARY FINANCIAL INFORMATION
                           GENEVA ROCK PRODUCTS, INC.


                                              For the three months ended March 31,
                                                    1998                1997
                                               ------------        ------------
Statement of Operations Data:
     Net sales and contract income            $ 17,843,311       $ 18,335,160
     Cost of sales and contracts                19,652,040         18,784,469
     General and administrative expense          1,229,948          1,445,804
                                              ------------       ------------

     Operating loss                             (3,038,677)        (1,895,113)

     Other income (expense), net                    (8,132)             5,741
                                              ------------       ------------

     Loss before income taxes                   (3,046,809)        (1,889,372)
     Income tax (benefit)                       (1,136,460)          (704,736)
                                              ------------       ------------

     Net loss                                 $ (1,910,349)      $ (1,184,636)
                                              ============       ============

     Loss per common share - basic            $     (87.62)      $     (54.34)

     Weighted average shares outstanding            21,802             21,802
                                              ============       ============


                                                  March 31,        December 31,
                                                    1998               1997
                                                ------------       ------------
Balance Sheet Data:
     Current assets                           $ 35,132,172       $ 39,552,575
     Total assets                               79,289,715         82,247,045
     Total liabilities                          16,453,687         17,500,668
     Total stockholders' equity                 62,836,028         64,746,377

                              CLYDE COMPANIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS



1.      Interim Financial Statements

        The accompanying unaudited financial statements have been prepared by Clyde Companies, Inc. (the "Company") in accordance with instructions to Form 10-Q and Rule 10-01 of S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended March 31, 1998 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1997, included in the Company's Registration Statement on Form S-4 dated May 13, 1998. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

2.      Agreement and Plan of Merger

        The directors and shareholders of the Company have approved the merger ("Merger") of wholly-owned subsidiaries of the Company with W.W. Clyde & Co., Geneva Rock Products, Inc., Utah Service, Inc. and Beehive Insurance Agency, Inc. (the "Operating Companies"). Each of the Operating Companies is affiliated with the Company as a result of common shareholders, common directors, and the Company's equity investment in each entity. Upon consummation of the Merger, each Operating Company will become a wholly-owned subsidiary of the Company. It is anticipated that the Merger will be consummated on or before June 30, 1998.

        The Merger will be effected by exchanging shares of the Company's Common Stock for shares of common stock of each Operating Company held by their respective shareholders. The Merger will be accounted for using the "purchase" method of accounting. The exchange ratios used in determining the number of shares to be exchanged were based upon independent valuations of each Operating Company. The Company has registered the shares of Common Stock of the Company to be issued in the Merger.

3.      Due to Related Party

        A related party has paid organizational costs incurred in connection with the Merger. The Company has accrued these costs and will repay such costs to the related party following the consummation of the Merger.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's results of operations, financial condition, liquidity and capital resources.

OVERVIEW

        Clyde Companies, Inc. ("CCI" or the "Company") is a holding company for shares of common stock of W.W. Clyde & Co., a Utah corporation ("Clyde"), Geneva Rock Products, Inc., a Utah corporation ("Geneva Rock"), Utah Service, Inc., a Utah corporation ("Utah Service"), and Beehive Insurance Agency, Inc., a Utah corporation ("Beehive Insurance"). CCI has no operations of its own. Its assets consist solely of cash and shares of common stock of Clyde (31,935 shares or 33.78% of the outstanding shares), Geneva Rock (4,725 shares or 21.67% of the outstanding shares), Utah Service (1,698 shares or 31.37% of the outstanding shares) and Beehive Insurance (3,700 shares or 17.22% of the outstanding shares). CCI's income consists of the dividends it receives from such companies and the interest it receives on its cash deposits.

        On June 19, 1998, the shareholders of CCI, Clyde, Geneva Rock, Utah Service and Beehive Insurance, approved the merger (the "Merger") of Clyde, Geneva Rock, Utah Service and Beehive Insurance with and into wholly owned subsidiaries of CCI. It is anticipated that the Merger will close and become effective as of June 30, 1998. Upon the effective date of the Merger, each issued and outstanding share of Clyde Common Stock, Geneva Rock Common Stock, Utah Service Common Stock and Beehive Insurance Common Stock will be converted into respectively, 33.93, 239.27, 43.43 and 4.33 shares of CCI Common Stock. For a description of the Merger and the transactions contemplated thereby, see the Company's Proxy Statement/Prospectus dated May 13, 1998. Also, see Item 4 below.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

CCI

CCI's results of operations depend on the operating results of its two largest subsidiaries, Clyde and Geneva Rock, and to a lesser extent, on Utah Service and Beehive Insurance. The results of operations for Clyde and Geneva Rock are discussed below.


Clyde

        Clyde's construction revenue for the three-month period ended March 31, 1998 increased by $2,046,012 as compared to the three-month period ended March 31, 1997. Clyde incurred a net operating loss of $170,113 for the 1998 interim period, as compared to a net operating loss of

$1,477,614 for the 1997 interim period. The increase in construction revenue during 1998 was largely attributable to an increased backlog of work under contract, and an unusually mild winter. Clyde's backlog of work for the period ended March 31, 1998 increased to approximately $13,786,682, as compared to approximately $4,609,808 for the period ended March 31, 1997.

        As a result of the increase in construction revenue during the first three months of 1998, the gross profit margin on construction revenue increased from a 137.9% loss in 1997 to a 7.67% profit in 1998. The improvement in Clyde's gross profit margin on construction revenue was primarily a factor of Clyde's fixed costs. The cost of equipment and machinery owned and maintained by Clyde is a fixed cost and a major component of Clyde's cost of construction. Since equipment and machinery were utilized more during the current reporting period Clyde was able to recover more of these expenses and increase the gross profit margin for the period. Similarly, general and administrative expenses, as a percentage of sales, decreased from 46.34% to 13.64% because certain of these expenses are fixed, thereby permitting Clyde to recover a greater percentage of its fixed costs during the 1998 interim period.

        Net loss for the three month period ending March 31, 1998 was $300.862 compared with a net loss of $936,327 for the comparable period in 1997. The net loss for the three months ending March 31, 1998 was attributable to Clyde's equity interest in Geneva Rock.

        Other income of Clyde in the first three months of 1998 included gain on the sale of property and equipment in the amount of $192,500, compared to a gain of $300,000 for the comparable period in 1997. Interest income to Clyde in 1998 was $152,729 compared to $90,139 in 1997.

Geneva Rock

        Gross sales and contract income decreased by $491,849 or 2.7% for the three-month period ended March 31, 1998 as compared to the same period in 1997. This decrease was primarily due to the slower sales of lumber, hardware, and masonry products for the Company's subsidiary, J & J Building Supply, Inc.
("J & J") in St. George, Utah. Geneva Rock incurred a net operating loss of $3,038,677 for the first three months of 1998 as compared to a net operating loss for the corresponding period of 1997 of $1,895,113.

        The cost of sales and contracts increased by $867,571 or 4.6%, for the three month period in 1998 over the corresponding period in 1997. Except for the noted decrease in certain areas of sales as noted above sales remained the same. However, because of annual labor increases both in wages and benefits, cost of sales and gross margins were impacted. Labor and related costs increased $506,922 or 10.2%, over the first three months of 1997. Also, the company employed more subcontractors in 1998 than in 1997 to perform work on construction contracts resulting in an increase of $219,778 in construction costs. The remaining increase in cost of sales and contracts are simply the results of ongoing business.

        General and administrative expenses decreased from $1,445,804 in 1997 to $1,229,948 in 1998. The majority of the decrease is attributed to labor cutting measures at the administrative level in the J & J St. George operation. Other income decreased by $13,873 due mainly to the interest payable on the note to J & J Mill and Lumber, the company from which Geneva Rock purchased J & J in June of 1996.

        As a result of the above mentioned items, the net loss for the three month period ending March 31, 1998 was $1,910,349 as compared with a net loss of $1,184,636 for the comparable period in 1997. The construction industry remained strong during the first quarter of 1998, although the weather made delivery and placement of concrete difficult because of the amount of rain over the winter months. The winter is also the time in which Geneva Rock repairs much of its machinery and equipment. Geneva Rock incurred about $120,000 more in repairs in 1998 over the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

CCI

        Commencing in 1999, CCI will make funds available for the redemption of a limited number of shares of CCI Common Stock pursuant to a Stock Redemption Plan. The Stock Redemption Plan provides for a Redemption Fund (a) for the years 1999 through 2003 in an amount which is greater than or equal to 7% and less than or equal to 15% of the net earnings of CCI (after taxes) for the prior year and (b) for the years 2004 and thereafter an amount which is greater than or equal to 5% and less than or equal to 10% of net earnings of CCI (after taxes) for the prior year. Management believes the limitation of the Redemption Fund to an amount not greater than 15% for the years 1999 through 2003, and 10% for the years 2004 and thereafter, of the net earnings of CCI (after taxes) for the prior year is a limitation sufficient to protect the liquidity requirements of CCI and would not adversely affect the Company's cash requirements.

Clyde

        Clyde's primary sources of liquidity have been funds generated by operations and dividends received from Geneva Rock, in which Clyde has a 34.77% interest. Net cash used in operating activities was approximately 1,438,127 and 14,147 for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities is primarily attributable to Clyde's income before depreciation and amortization expense.

        Clyde has historically had little or no long term debt. In addition to substantial cash investments as of March 31, 1998, Clyde had other substantial current assets in the form of contracts receivable in the sum of $5,857,712 (current) and $527,121 (in retention). This compares to contracts receivable in the first quarter of 1997 in the sum of $1,246,948 (current) and $235,362 (in retention) as of March 31, 1997.

Geneva Rock

        Geneva Rock's primary sources of liquidity have been funds generated by operations. Net cash provided by operating activities was approximately $7,116,781 and $3,919,306 for the quarters ended March 31, 1998 and 1997, respectively. Net cash provided by operating activities is primarily attributable to Geneva Rock's income before depreciation and amortization expense.

        The cash position of Geneva Rock increased to a March 31, 1998 balance of $11,101,175 from a March 31, 1997 balance of $7,136,229. This increase of cash assets of Geneva Rock notwithstanding a net loss in the first quarter of 1998 of $1,910,349 resulted from management's efforts to secure a strong cash position for internal liquidity requirements and possible future expansion.

        In addition to substantial cash assets on March 31, 1998 and March 31, 1997, Geneva Rock had a line of credit with First Security Bank of Utah, N.A. Geneva Rock's unsecured line of credit with First Security was $2,000,000 as of March 31, 1998. Geneva Rock's subsidiary, J & J, has an unsecured line of credit with First Security of $1,500,000. As of March 31, 1998, neither Geneva Rock nor J & J had any outstanding amounts on the lines of credit.

        Management of Geneva Rock has determined that to maintain and increase market share, Geneva Rock needs to continually modernize and upgrade its fleet and equipment. Geneva Rock has received approval from its Board of Directors to purchase and/or lease equipment that will be delivered in the first two quarters of 1998 in the amount $11,290,000 and had placed firm orders for $8,381,000 as of March 31, 1998. Management of Geneva Rock believes that the company's current cash reserves and future sales revenues will be adequate to service Geneva Rock's commitments for the purchase and lease payments to be made on this equipment, without impairing Geneva Rock's liquidity requirements.


INFLATION


        Inflation in the U.S. economy has been relatively moderate during the last few years. Price increases for labor and materials, for the most part, have kept pace with inflation. The low unemployment rate in Utah and the rapid increase in the number of workers required in the construction industry in the state has put increased pressure on the cost of labor. Labor contracts negotiated in 1997 provide for increases in the 5% to 6% range per year through the year 2000.

        Clyde expects that inflation will increase over the next few years, making it more difficult to pass the increases on in the form of higher prices. This could lead to lower margins in the work or a decrease in the work for which Clyde successfully competes.

        Geneva Rock expects that inflation will affect cost of wages and materials to Geneva Rock in 1998 and that the current competitive circumstances of the Utah market will preclude Geneva Rock from passing all of such increases on to its customers. This circumstance may result in lower profit margins for Geneva Rock in 1998.

SEASONALITY

        Because Clyde conducts its business in the Intermountain West, Clyde experiences lower sales during the winter months due to adverse weather conditions. Historically, the months of December, January and February see a major curtailment in the amount and types of construction work that can be accomplished due to the extreme temperatures and frost in the ground. Clyde anticipates that seasonal variations will continue. Clyde has, however, established adequate reserves and, therefore, seasonal variations do not pose a threat to Clyde.

        Because of the location of Geneva Rock's operations primarily in central and northern Utah, Geneva Rock experiences significantly lower sales during the winter months due to adverse weather conditions. Historically, the months of November through March have shown losses for Geneva Rock, with Geneva Rock's profitable months being April through October. Geneva Rock has historically dealt well with these seasonal variations in sales and has established adequate reserves to address the liquidity requirements of Geneva Rock in the winter months. Also, the acquisition of J & J in southern Utah, which has a milder climate, may reduce the losses historically experienced in the winter months, although it will not eliminate losses in the winter months.


CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

        Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of Clyde, Geneva Rock, Utah Service and Beehive Insurance to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among other things, the following: (1) expected cost savings from the Merger may not be realized; (2) costs or difficulties related to the integration of the businesses of Clyde, Geneva Rock, Utah Service and Beehive Insurance may be greater than expected; (3) an increase of competitive pressure in the industries of Clyde, Geneva Rock, Utah Service and Beehive Insurance may adversely affect the businesses of those companies; and (4) general economic conditions, either nationally or in the states in which Clyde, Geneva Rock, Utah Service and Beehive Insurance do business, may be less favorable than expected. CCI disclaims any obligation to update such factors or to publicly announce the result of any revisions to any forward-looking statements included or incorporated by reference herein to reflect future events or developments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 19, 1998, the shareholders of CCI, Clyde, Geneva Rock, Utah Service and Beehive Insurance approved the Merger of Clyde, Geneva Rock, Utah Service and Beehive Insurance with and into wholly owned subsidiaries of CCI. It is anticipated that the Merger will become effective as of June 30, 1998. Upon the effective date of the Merger, each issued and outstanding share of Clyde Common Stock, Geneva Rock Common Stock, Utah Service Common Stock and Beehive Insurance Common Stock will be converted into respectively, 33.93, 239.27, 43.43 and 4.22 shares of CCI Common Stock. For a description of the Merger and the transactions contemplated thereby, see CCI's Proxy Statement/Prospectus dated May 13, 1998.

        The Merger was approved by the following votes:

                         FOR           %       AGAINST      %        ABSTAIN      %
                         ---           -       -------      -        -------      -
CCI                  2,303,920        100%        -0-         0%        -0-        0%
Clyde                   91,947       97.3%      2,327       2.5%        -0-        0%
Geneva Rock             20,622       94.6%        471       2.2%        669      3.1%
Utah Service             5,025       92.8%        275       5.1%         25       .5%
Beehive Insurance       16,500       76.8%      4,275      19.9%        500      2.3%

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


      (a) The following exhibits are filed with this report.

             27      Financial Data Schedule


      (b) No report on Form 8-K was filed during the quarter for which this report is filed.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 CLYDE COMPANIES, INC.



                                 /s/ Carol C. Salisbury
                                 ---------------------------------------------
                                 By Carol C. Salisbury
                                 President and Chief Financial Officer
                                 (Authorized Signatory and
                                 Principal Financial and Accounting Officer)



Date:  June 26, 1998

                                INDEX TO EXHIBITS

Exhibits

   27             Financial Data Schedule.