Form 10-Q
period 1998-06-30
CLYDE COMPANIES INC
filed 1998-08-14
CIK 1051071

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ___________ to __________


                        Commission file number 333-41837


                              CLYDE COMPANIES, INC.
             (Exact name of registrant as specified in its charter)



                 Utah                                   87-0260879
     -------------------------------                 ----------------
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

                                Yes [X] No [ ].



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On August 10, 1998, there were 6,776,529 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     CLYDE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                             (Dollars in Thousands)

                                     ASSETS


                                                                     June 30,       December 31,
                                                                       1998             1997
                                                                   (unaudited)        (audited)
                                                                  -------------     -------------
CURRENT ASSETS
   Cash and cash equivalents                                      $      18,022     $          14
   Accounts receivable                                                   32,225                --
   Inventories                                                           10,558                --
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                  975                --
   Other current assets                                                   1,215                 9
                                                                  -------------     -------------

           Total current assets                                          62,995                23

PROPERTY, PLANT AND EQUIPMENT, AT COST                                  141,801                --
  Less accumulated depreciation and depletion                            71,275                --
                                                                  -------------     -------------
                                                                         70,526                --

  Land                                                                      823                --
                                                                  -------------     -------------
                                                                         71,349                --

OTHER ASSETS
         Deferred tax asset                                                  66                --
         Investment in affiliates                                            --            27,432
         Intangible assets                                               21,171                --
         Other assets                                                     2,861               338
                                                                  -------------     -------------

           Total other assets                                            24,088            27,770
                                                                  -------------     -------------

                                                                  $     158,432     $      27,793
                                                                  =============     =============


        The accompanying notes are an integral part of these statements.

                     CLYDE COMPANIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 1998 and December 31, 1997
                             (Dollars in Thousands)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                         June 30,        December 31,
                                                                           1998              1997
                                                                        (unaudited)        (audited)
                                                                       -------------     -------------
CURRENT LIABILITIES
   Accounts payable                                                    $       7,732     $         338
   Current maturities of long-term obligations                                   763                --
   Accrued liabilities                                                         4,745                --
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                       138                --
                                                                       -------------     -------------
         Total current liabilities                                            13,378               338

LONG-TERM OBLIGATIONS, less current maturities                                 5,251                --

ACCRUED PENSION COSTS                                                            602                --

DEFERRED INCOME TAXES                                                         31,229            10,039

COMMITMENTS AND CONTINGENCIES                                                     --                --

SHAREHOLDERS' EQUITY
   Common stock, no par value; Authorized 10,000,000
   shares; outstanding 6,938,711 and 2,303,920 shares in 1998
     and 1997, respectively                                                   90,901               706
   Retained earnings                                                          17,071            16,710
                                                                       -------------     -------------
          Total shareholders' equity                                         107,972            17,416
                                                                       -------------     -------------
          Total liabilities and shareholders' equity                   $     158,432     $      27,793
                                                                       =============     =============


        The accompanying notes are an integral part of these statements.

                              CLYDE COMPANIES, INC.
                      (formerly W.W. Clyde Investment Co.)

                             STATEMENTS OF EARNINGS


                  For the periods ended June 30, 1998 and 1997
                (Dollars in Thousands, except per share amounts)


                                                   For the Three Month                       For the Six Month
                                                       Period Ended                             Period Ended
                                                           June 30                                June 30
                                                        (unaudited)                              (unaudited)
                                              ---------------------------------       ---------------------------------
                                                  1998                1997                 1998               1997
                                              -------------       -------------       -------------       -------------
Dividend income from affiliates               $           -       $           -       $           -       $          19
Equity in undistributed net earnings
  of affiliates                                         996               1,181                 535                 659
Interest income                                          --                  --                  --                  --
                                              -------------       -------------       -------------       -------------
  Earnings before income taxes                          996               1,181                 535                 678

Income tax expense                                      324                 384                 174                 220
                                              =============       =============       =============       =============
      NET EARNINGS                            $         672       $         797       $         361       $         458
                                              =============       =============       =============       =============

Earnings per common share - basic             $         .29       $         .35       $         .16       $         .20
                                              =============       =============       =============       =============

Weighted-average shares outstanding               2,303,920           2,303,920           2,303,920           2,303,920
                                              =============       =============       =============       =============


        The accompanying notes are an integral part of these statements.

                     CLYDE COMPANIES, INC. AND SUBSIDIARIES
                      (formerly W.W. Clyde Investment Co.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                             (Dollars in Thousands)


                                                                  1998               1997
                                                               (unaudited)        (unaudited)
                                                              -------------      -------------
Increase in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                            $         361      $         457
      Adjustments to reconcile net loss to net cash
        provided by (used in) operating activities
         Equity in net earnings of affiliates                          (535)              (659)
         Deferred income taxes                                          174                220
         Changes in assets and liabilities
           Prepaid expenses                                             (14)                (2)
           Other assets                                                (210)                --
           Accounts payable and accrued expenses                         --                 (5)
           Due to related party                                         210                  2
                                                              -------------      -------------

               Total adjustments                                       (375)              (444)
                                                              -------------      -------------
               Net cash provided by (used in)
                 operating activities                                   (14)                13

    Cash flows from investing activities
                 Cash acquired in merger                             18,022                 --
                                                              -------------      -------------
                      Net cash provided by investing
                 activities                                          18,022                 --

Cash and cash equivalents at beginning of year                           14                 27
                                                              -------------      -------------

Cash and cash equivalents at end of year                      $      18,022      $          40
                                                              =============      =============

Supplemental disclosures of cash flow information
    Cash paid during the year for:
    Interest                                                  $           -      $           -
    Income taxes                                              $          14      $          34


Non-cash investing activities

As explained in the notes to these financial statements, a merger was consummated on June 30, 1998 wherein the following was recorded:


                      Assets acquired              129,894
                      Liabilities assumed            39,699
                      Common stock issued            90,195


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

                          SUMMARY FINANCIAL INFORMATION
                                W.W. CLYDE & CO.
                             (Dollars in thousands)


Statement of Earnings Data:       FOR THE THREE MONTHS ENDED JUNE 30,
                                  -----------------------------------
                                       1998              1997
                                  -----------------------------------
Construction revenue                $       4,915    $       3,049
Cost of construction                        4,621            3,151
General and administrative                    232              376
                                    -------------    -------------

Operating income (loss)                        62             (478)

Other income, net                           1,208            1,602
Income tax expense                            473              419
                                    -------------    -------------

Net earnings                        $         797    $         705


Statement of Earnings Data:           FOR THE SIX MONTHS ENDED JUNE 30,
                                      -------------------------------
                                         1998                1997
                                      -------------     -------------
Construction revenue                  $       7,763     $       3,851
Cost of construction                          7,240             5,053
General and administrative                      620               937
                                      -------------     -------------

Operating loss                                  (97)           (2,139)

Other income, net                               905             1,713
Income tax expense (benefit)                    301              (159)
                                      -------------     -------------

Net earnings (loss)                   $         507     $        (267)

                          SUMMARY FINANCIAL INFORMATION
                           GENEVA ROCK PRODUCTS, INC.
                             (Dollars in thousands)


Statement of Earnings Data:          FOR THE THREE MONTHS ENDED JUNE 30,
                                     -----------------------------------
                                           1998              1997
                                     ---------------    ----------------
Net sales and contract income          $      35,202    $      35,218
Cost of sales and contracts                   28,959           27,502
General and administrative                     1,777            1,919
                                       -------------    -------------

Operating income                               4,466            5,797

Other income, net                                443              210
Income tax expense                             1,831            2,240
                                       -------------    -------------

Net earnings                           $       3,078    $       3,767
                                       =============    =============


Statement of Earnings Data:                  FOR THE SIX MONTHS ENDED JUNE 30,
                                            -----------------------------------
                                                1998                   1997
                                            -------------         -------------
Net sales and contract income               $      53,046         $      53,553
Cost of sales and contracts                        48,611                45,845
General and administrative                          3,008                 3,364
                                            -------------         -------------

Operating income                                    1,427                 4,344

Other income, net                                     435                   216
Income tax expense                                    645                 1,596
                                            -------------         -------------

Net earnings                                $       1,217         $       2,964
                                            =============         =============

                              CLYDE COMPANIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS



1.      Interim Financial Statements

        The accompanying unaudited financial statements have been prepared by Clyde Companies, Inc. (the "Company") in accordance with instructions to Form 10-Q and Rule 10-01 of S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the six months ended June 30, 1998 should be read in conjunction with the Company's financial statements as of and for the year ended December 31, 1997, included in the Company's Registration Statement on Form S-4 dated May 13, 1998. The results of operations for the six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

2.      Agreement and Plan of Merger

        The merger ("Merger") of wholly-owned subsidiaries of the Company with W.W. Clyde & Co., Geneva Rock Products, Inc., Utah Service, Inc. and Beehive Insurance Agency, Inc. (the "Operating Companies") was consummated as of June 30, 1998 wherein 4,634,791 shares of Common Stock of the Company were issued. Each of the Operating Companies was affiliated with the Company as a result of common shareholders, common directors, and the Company's equity investment in each entity. Each Operating Company now is a wholly-owned subsidiary of the Company.

        The Merger was effected by exchanging shares of the Company's Common Stock for shares of common stock of each Operating Company held by their respective shareholders. The Merger was accounted for using the "purchase" method of accounting. The exchange ratios used in determining the number of shares to be exchanged were based upon independent valuations of each Operating Company. The Company has registered the shares of Common Stock of the Company that were issued in the Merger.

        The purchase method of accounting requires consolidated results of operations only be reflected from the date of Merger forward. Because the Merger was consummated on June 30, 1998, the end of the reporting period, no consolidated operating results are included in the statements of earnings for the periods presented.

        The following unaudited pro forma consolidated data for the six months ended June 30, 1998 and the year ended June 30, 1997 presents the results of operations of the Company as if the operating companies had merged on January 1, 1997 (in thousands except per share data). This data does not purport to be indicative of the results of operations of the Company that might have occurred nor which might occur in the future.


                                       Six months           Twelve months
                                     ended June 30,        ended December 31,
                                         1998                    1997
                                     -------------         -----------------
Pro forma net sales                  $      60,809          $     158,473
Pro forma net earnings                         400                  5,899
Pro forma earnings per
   common share-basic                          .06                    .85

        The property, plant and equipment acquired by the Company in the Merger will be depreciated over periods ranging from 3 to 12 years, and the intangible assets are to be amortized over 15 years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's results of operations, financial condition, liquidity and capital resources.

OVERVIEW

        Clyde Companies, Inc. ("CCI" or the "Company") formerly was a holding company for shares of common stock of W.W. Clyde & Co., a Utah corporation ("Clyde"), Geneva Rock Products, Inc., a Utah corporation ("Geneva Rock"), Utah Service, Inc., a Utah corporation ("Utah Service"), and Beehive Insurance Agency, Inc., a Utah corporation ("Beehive Insurance"). CCI has no operations of its own. On June 19, 1998, the shareholders of CCI, Clyde, Geneva Rock, Utah Service and Beehive Insurance, approved the merger (the "Merger") of Clyde, Geneva Rock, Utah Service and Beehive Insurance with and into wholly owned subsidiaries of CCI. The Merger became effective as of June 30, 1998. Upon the effective date of the Merger, each issued and outstanding share of Clyde Common Stock, Geneva Rock Common Stock, Utah Service Common Stock and Beehive Insurance Common Stock was converted into respectively, 33.93, 239.27, 43.43 and 4.33 shares of CCI Common Stock. For a description of the Merger and the transactions contemplated thereby, see the Company's Proxy Statement/Prospectus dated May 13, 1998. Also, see Item 4 below.


RESULTS OF OPERATIONS

CCI

CCI's results of operations depend on the operating results of its two largest subsidiaries, Clyde and Geneva Rock, and to a lesser extent, on Utah Service and Beehive Insurance. The results of operations for Clyde and Geneva Rock are discussed below.

Clyde

        Construction revenue for the six-month period ended June 30, 1998 was $7,763,174 as compared to $3,851,063 for the six-month period ended June 30, 1997. The increase in construction revenue resulted in a net operating loss of $97,782 for the 1998 interim period, as compared to a net operating loss of $2,139,396 for the 1997 interim period. The increase in construction revenue was largely attributable to the increased backlog of work under contract, and an unusually mild winter. Backlog of work for the period ended June 30, 1998 increased to an estimated $12,412,273 compared to an estimated $6,255,083 for the period ended June 30, 1997.

        The increase in construction revenue during the fist six months of 1998 resulted in an improved operating margin on construction revenue. In 1998 Clyde experienced a 1.25% operating loss as compared to a 55.6% operating loss in 1997. The decrease in the operating loss was due in large part to the recovery of more of Clyde's fixed costs. The cost of equipment and machinery owned and maintained by Clyde is a fixed cost which represents a major component of Clyde's cost of construction. Utilizing this equipment and machinery more during the six months ended June 30, 1998 allowed Clyde to recover more of these expenses, thereby improving Clyde's operating margin. Similarly, during the 1998 interim period the Company was able to recover a greater percentage of its general and administrative expenses, which also helped to improve Clyde's operating margin.

        For the reasons explained above, net earnings for the six-month period ended June 30, 1998 was $506,526 compared with a net loss of $266,842 for the comparable period in 1997.

        Other income of Clyde in the first six months of 1998 included a gain on the sale of property and equipment in the amount of $222,700 compared to a gain of $433,692 for the comparable period in 1997.

        Construction revenue for the three-month period ended June 30, 1998 was $4,915,154 as compared to $3,049,055 for the three-month period ended June 30, 1997. The increase in construction revenue resulted in a net operating profit of $61,720 for the 1998 three-month interim period, as compared to a net operating loss of $478,720 for the 1997 three-month interim period. The increase in construction revenue was largely attributable to the increased backlog of work under contract, and an unusually mild winter.

        The increase in construction revenue during the three-month period ended June 30, 1998 resulted in an improved operating margin on construction revenue. For the three-month period ended June 30, 1998, Clyde experienced a 1.26% operating profit as compared to a 15.7% operating loss for the comparable period in 1997. This improvement was due in large part to the recovery of more of Clyde's fixed costs and general and administrative expenses, as explained above.

        For the reasons discussed above, net profit for the three-month period ended June 30, 1998 was $796,640 compared with a net profit of $704,841 for the comparable period in 1997.

        Other income of Clyde in the three-month period ended June 30, 1998 included a gain on the sale of property and equipment in the amount of $30,200, compared to a gain of $185,777 for the comparable period in 1997.


Geneva Rock

        Gross sales and contract income decreased by $507,508 or 1% for the six-month period ended June 30, 1998 as compared to the comparable period in 1997. Gross sales and contract income for the three-month period ended June 30, 1998 and June 30, 1997 decreased $15,660 or less than -1/2 of 1%. This decrease was primarily due to the slower sales of lumber, hardware, and masonry products for both time periods by Geneva Rock's subsidiary, J&J Building Supply, Inc. ("J&J"), which is located in St. George, Utah. Geneva Rock earned operating income of $1,426,834 for the first six months of 1998 as compared to operating income of $4,343,684 for the same time period in 1997. For the three months ended June 30, 1998, operating income decreased to $4,465,510 from $5,796,702 for the three months ended June 30, 1997. This represents a $1,331,192 or 23% decrease. The reasons for these decreases are explained below.

        The cost of sales and contracts increased by $2,766,484 or 6.0% for the six-month period in 1998 over the same period in 1997, and $1,456,818 or 5.3% for the three month period ending June 30, 1998, compared to the same period in 1997. Because of annual labor increases, both in wages and benefits, cost of sales and contracts and gross margins were impacted. Labor and related costs increased $933,825 or 7.4%, over the first six months of 1998 compared to 1997 and increased $426,902 or 5.6% for the three months of 1998 compared to 1997 . Also, Geneva Rock employed more subcontractors in 1998 than in 1997 to perform work on construction contracts resulting in an increase of $168,548 in construction costs for the six months of 1998 compared to 1997 and a decrease in the three month comparable period of $51,230. During the first six months of 1998, the cost of construction materials purchased by Geneva Rock increased by $1,479,988 or 9.2% compared to 1997 and by $1,192,424 or 11.1% for the second quarter of 1998 compared to 1997. In addition, selling prices of construction materials produced by Geneva Rock such as ready mix concrete, sand, gravel, and asphalt softened during the second quarter of 1998 and may continue through the remainder of the year.

        General and administrative expenses decreased from $3,364,897 to $3,007,737 for the first six months of 1998 compared to 1997 and from $1,919,075 to $1,777,789 for the three months ended June 30, 1998 compared to 1997. The majority of the decrease is attributed to labor cutting measures at the administrative level in J&J. These measures were initiated in the last quarter of 1997 and first quarter of 1998. Other income increased by $219,013 for the six months of 1998 compared to 1997 primarily due to Geneva Rock selling surplus equipment earlier in 1998 than in 1997. This is a timing difference and will correct itself in the third quarter of 1998.

        As a result of the above mentioned items, the net income for the six month period ended June 30, 1998 was $1,216,954 as compared with a net income of $2,963,654 for the comparable period in 1997, and for the three month second quarter was $3,078,002 as compared to $3,766,640.

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

Clyde

        Clyde's primary sources of liquidity have been funds generated by operations and dividends received from Geneva Rock, in which Clyde had a 34.77% interest prior to the Merger. Net cash used in operating activities was approximately $2,245,639 and $1,271,437 for the six-month period ended June 30, 1998 and 1997, respectively. Net cash provided by operating activities is primarily attributable to Clyde's income before depreciation and amortization expense.


Geneva Rock

        Geneva Rock's primary source of liquidity has been funds generated by operations. Net cash provided by operating activities was approximately $7,873,013 and $4,853,145 for the six months ended June 30, 1998 and 1997, respectively.

        The cash position of Geneva Rock increased to a June 30, 1998 balance of $8,455,759 from a June 30, 1997 balance of $5,326,000. Cash increased in the second quarter even though Geneva Rock reduced its debt by $940,461 by making an annual payment on the note it issued to purchase J&J. This increase of cash assets of Geneva Rock resulted from management's efforts to secure a strong cash position for general corporate purposes and for possible future business expansion.

        In addition to substantial cash assets on June 30, 1998 and June 30, 1997, Geneva Rock had a line of credit with First Security Bank of Utah, N.A. Geneva Rock's unsecured line of credit with First Security was $2,000,000 as of June 30, 1998. Geneva Rock's subsidiary, J & J has an unsecured line of credit with First Security of $1,500,000. As of June 30, 1998, neither Geneva Rock nor J & J had any outstanding amounts on the lines of credit.

        Management of Geneva Rock has determined that to maintain and increase market share, Geneva Rock needs to continually modernize and upgrade its fleet and equipment. Geneva Rock has received approval from its Board of Directors to purchase and/or lease equipment that was scheduled to be delivered in the first two quarters of 1998 in the amount $11,290,000 and has taken delivery of $9,747,834 worth of equipment as of June 30, 1998. The remaining amount of approved equipment has been delayed to allow management to determine if the economy will remain strong enough to justify the acquisitions. Management of Geneva Rock believes that the company's current cash reserves and future sales revenues will be adequate to service Geneva Rock's commitments for the purchase and lease payments to be made on this equipment, without impairing Geneva Rock's liquidity requirements.

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

        CCI expects that inflation will affect cost of wages and materials to Clyde and Geneva Rock during the remainder of 1998, and that the current competitive circumstances of the Utah market will preclude Clyde and Geneva Rock from passing all of such increases on to its customers. This circumstance may result in lower profit margins for CCI in 1998.

SEASONALITY

        Because the operations of Clyde and Geneva Rock are located primarily in central and northern Utah, Clyde and Geneva Rock experience significantly lower sales during the winter months due to adverse weather conditions. Historically, the months of November through March have shown losses for Clyde and Geneva Rock, with April through October being profitable months. Clyde and Geneva Rock have historically dealt well with these seasonal variations in sales and has established adequate reserves to address the liquidity requirements of Clyde and Geneva Rock in the winter months.


CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

        Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of CCI and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among other things, the following: (1) expected cost savings from the Merger may not be realized; (2) costs or difficulties related to the integration of the businesses of Clyde, Geneva Rock, Utah Service and Beehive Insurance may be greater than expected; (3) an increase of competitive pressure in the industries of Geneva Rock, Utah Service and Beehive Insurance may adversely affect the businesses of the Company; and (4) general economic conditions, either nationally or in the states in which CCI does business, may be less favorable than expected. CCI disclaims any obligation to update such factors or to publicly announce the result of any revisions to any forward-looking statements included or incorporated by reference herein to reflect future events or developments.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        As previously reported on the Company's Form 10-Q report for the quarter ended March 31, 1998, on June 19, 1998 the shareholders of CCI, Clyde, Geneva Rock, Utah Service and Beehive Insurance approved the Merger of Clyde, Geneva Rock, Utah Service and Beehive Insurance (the "Operating Companies") with and into wholly owned subsidiaries of CCI. The Merger became effective as of June 30, 1998. Upon the effective date of the Merger, each issued and outstanding share of Clyde Common Stock, Geneva Rock Common Stock, Utah Service Common Stock and Beehive Insurance Common Stock was converted into respectively, 33.93, 239.27, 43.43 and 4.33 shares of CCI Common Stock. For a description of the Merger and the transactions contemplated thereby, see CCI's Proxy Statement/Prospectus dated May 13, 1998.

        The Merger was approved by the following votes:


                         FOR                %            AGAINST            %          ABSTAIN              %
                     ---------            -----          -------          -----        -------             ----
CCI                  2,303,920             100%            -0-               0%          -0-                 0%
Clyde                   91,947            97.3%          2,327             2.5%          -0-                 0%
Geneva Rock             20,622            94.6%            471             2.2%          669               3.1%
Utah Service             5,025            92.8%            275             5.1%           25                .5%
Beehive Insurance       16,500            76.8%          4,275            19.9%          500               2.3%


        In connection with the Merger, certain shareholders of the Operating Companies filed notices indicating that they intend to exercise their dissenters' rights. Such shareholders collectively own the equivalent of 382,818 shares of Common Stock of the Company. As of August 10, 1998, the Company had redeemed the equivalent of 162,182 shares of Common Stock for $1,967,923.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a) The following exhibits are filed with this report.

             27      Financial Data Schedule

      (b) A report on Form 8-K was filed on July 13, 1998 to report the consummation of the Merger, and Amendment No. 1 to that report was filed on July 16, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  CLYDE COMPANIES, INC.



                                              /s/ Don C. McGee
                                  -------------------------------------------
                                  By Don C. McGee
                                  Assistant Secretary and Treasurer
                                  (Authorized Signatory and
                                  Principal Financial and Accounting Officer)


Date:  August 14, 1998

                                INDEX TO EXHIBITS

Exhibits

27             Financial Data Schedule.