Form 10-Q
period 1998-09-30
CLYDE COMPANIES INC
filed 1998-11-12
CIK 1051071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    --------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

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



                             252 West Center Street
                                Orem, Utah 84057
                                 (801) 802-6901

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

Yes  [X]      No   [ ].



                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On November 10, 1998, there were 6,554,328 outstanding shares of the Registrant's Common Stock, no par value.


================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Clyde Companies, Inc. and Subsidiaries
                      (Formerly W.W. Clyde Investment Co.)

                           CONSOLIDATED BALANCE SHEETS

         September 30, 1998 (unaudited) and December 31, 1997 (audited)
                             (Dollars in Thousands)

                                     ASSETS


                                                                  September 30,     December 31,
                                                                      1998              1997
                                                                  -------------     -------------
CURRENT ASSETS
   Cash and cash equivalents                                      $      15,980     $          14
   Accounts receivable                                                   40,799                --
   Inventories                                                           10,784                --
   Costs and estimated earnings in excess of billings on
     uncompleted contracts                                                  842                --
   Other current assets                                                   2,277                 9
                                                                  -------------     -------------

         Total current assets                                            70,682                23


PROPERTY, PLANT AND EQUIPMENT, AT COST                                  141,371                --
   Less accumulated depreciation and depletion                           72,559                --
                                                                  -------------     -------------

                                                                         68,812                --

LAND                                                                        823                --

DEFERRED TAX ASSET                                                           63                --

INVESTMENT IN AFFILIATES                                                     --            27,433

INTANGIBLE ASSETS                                                        20,812                --

OTHER ASSETS, AT COST
  Less accumulated amortization                                           2,975               338
                                                                  -------------     -------------

                                                                  $     164,167     $      27,794
                                                                  =============     =============


   The accompanying notes are an integral part of these financial statements.

                     Clyde Companies, Inc. and Subsidiaries
                      (Formerly W.W. Clyde Investment Co.)

                     CONSOLIDATED BALANCE SHEETS - CONTINUED

         September 30, 1998 (unaudited) and December 31, 1997 (audited)
                             (Dollars in Thousands)


                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                      September 30,     December 31,
                                                                          1998             1997
                                                                      -------------     -------------
CURRENT LIABILITIES
   Due to related party                                               $          --     $         338
   Trade accounts payable                                                     8,801                --
   Current maturities of long-term obligations                                  446                --
   Accrued liabilities                                                        7,699                --
   Billings in excess of costs and estimated earnings on
     uncompleted contracts                                                    1,133                --
                                                                      -------------     -------------

         Total current liabilities                                           18,079               338


LONG-TERM OBLIGATIONS, less current maturities                                5,422                --

ACCRUED PENSION COSTS                                                           829                --

DEFERRED INCOME TAXES                                                        31,265            10,039

COMMITMENTS AND CONTINGENCIES                                                    --                --

SHAREHOLDERS' EQUITY
   Common stock, no par value; authorized 10,000,000
     shares; outstanding 6,554,328 and 2,303,920
     shares in 1998 and 1997, respectively                                   90,901               707
   Retained Earnings                                                         17,671            16,710
                                                                      -------------     -------------

          Total shareholders' equity                                        108,572            17,417
                                                                      -------------     -------------

                                                                      $     164,167     $      27,794
                                                                      =============     =============


   The accompanying notes are an integral part of these financial statements.

                     Clyde Companies, Inc. and Subsidiaries
                      (Formerly W.W. Clyde Investment Co.)

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                  (Dollars in thousands, except per share data)


                                                      Nine months ended                        Three months ended
                                                         September 30,                            September 30,
                                             ----------------------------------         ----------------------------------
                                                 1998                 1997                  1998                 1997
                                             -------------        -------------         -------------        -------------
Revenues, net                                $      53,656        $          --         $      53,656        $          --

Costs of goods sold                                 43,042                   --                43,042                   --
                                             -------------        -------------         -------------        -------------

         Gross profit                               10,614                   --                10,614                   --

General and administrative expenses                  2,545                    5                 2,545                    5
                                             -------------        -------------         -------------        -------------

         Operating profit                            8,069                   (5)                8,069                   (5)


Other income
   Equity in net earnings
     of affiliates                                     535                2,089                    --                1,431
   Interest, net                                        60                    1                    60                   --
   Other, net                                           18                  111                    18                   93
                                             -------------        -------------         -------------        -------------

         Total other income                            613                2,201                    78                1,524
                                             -------------        -------------         -------------        -------------

         Earnings before income
           taxes                                     8,682                2,196                 8,147                1,519

Income taxes                                         3,222                  789                 3,049                  569
                                             -------------        -------------         -------------        -------------

         NET EARNINGS                        $       5,460        $       1,407         $       5,098        $         950
                                             =============        =============         =============        =============

Earnings per common share - basic            $        1.47        $        0.61         $        0.78        $        0.41
                                             =============        =============         =============        =============

Weighted-average shares outstanding              3,709,108            2,303,920             6,554,328            2,303,920
                                             =============        =============         =============        =============


   The accompanying notes are an integral part of these financial statements.

                     Clyde Companies, Inc. and Subsidiaries
                      (Formerly W.W. Clyde Investment Co.)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended September 30, 1998 and 1997 (Unaudited)
                             (Dollars in Thousands)


                                                                      1998              1997
                                                                 -------------      -------------
Increase in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                               $       5,460      $       1,407
      Adjustments to reconcile net earnings to net cash
        provided by operating activities
         Equity in net earnings of affiliates                             (535)            (2,089)
         Loss on disposal of equipment                                      93                 --
         Depreciation and amortization                                   2,707                 --
         Deferred income taxes                                             210                780
         Changes in assets and liabilities
           Accounts receivable                                          (8,575)                --
           Inventories                                                    (225)                --
           Costs and estimated earnings in
             excess of billings on contracts                               133                 --
           Other assets                                                 (1,407)               (17)
           Trade accounts payable and
             accrued expenses                                            4,023                 --
           Due to related party                                            210                 --
           Billings in excess of costs and estimated
             earnings on contracts                                         996                 --
           Accrued pension costs                                           227                 --
                                                                 -------------      -------------

               Total adjustments                                        (2,143)            (1,327)
                                                                 -------------      -------------

               Net cash provided by
                 operating activities                                    3,317                 81
                                                                 -------------      -------------

   Cash flows from investing activities
      Purchases of property, plant, and equipment                         (728)                --
      Cash acquired in merger                                           18,022                 --
                                                                 -------------      -------------

               Net cash provided by
                 investing activities                                   17,294                 --
                                                                 -------------      -------------


                                   (Continued)

                     Clyde Companies, Inc. and Subsidiaries
                      (Formerly W.W. Clyde Investment Co.)

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

            Nine months ended September 30, 1998 and 1997 (Unaudited)
                             (Dollars in Thousands)


                                                                     1998               1997
                                                                -------------       -------------
Cash flows from financing activities
   Repayment of long-term obligations                                    (146)                 --
   Cash paid to reacquire common stock of subsidiaries                 (4,499)                 --
                                                                -------------       -------------

               Net cash used in
                 financing activities                                  (4,645)                 --
                                                                -------------       -------------

               Net increase in cash
                 and cash equivalents                                  15,966                  81

Cash and cash equivalents at beginning of period                           14                  27
                                                                -------------       -------------

Cash and cash equivalents at end of period                      $      15,980       $         108
                                                                =============       =============


Supplemental disclosures of cash flow information

   Cash paid during the period for
      Interest                                                  $         801       $          --
      Income taxes                                                      1,390                  14

Noncash investing activities

As explained in the notes to these financial statements, a merger was consummated on June 30, 1998, where the following was recorded:

      Assets acquired                                           $     129,893
      Liabilities assumed                                              39,699
      Common stock issued                                              90,194


Included in the assets acquired is $18,022 of cash.


        The accompanying notes are an integral part of these statements.

                              CLYDE COMPANIES, INC.

                      NOTES TO INTERIM FINANCIAL STATEMENTS



1.      Interim Financial Statements

        The accompanying unaudited financial statements have been prepared by Clyde Companies, Inc. (the "Company") in accordance with instructions to Form 10-Q and Rule 10-01 of S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the nine months ended September 30, 1998 should be read in conjunction with the financial statements of the Operating Companies (as defined in Note 2 below) and the Company as of and for the year ended December 31, 1997, which are included in the Company's Registration Statement on Form S-4 dated May 13, 1998. The results of operations for the nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

2.      Agreement and Plan of Merger

        The merger ("Merger") of W.W. Clyde & Co., Geneva Rock Products, Inc., Utah Service, Inc. and Beehive Insurance Agency, Inc. (the "Operating Companies") with and into wholly-owned subsidiaries of the Company was consummated as of June 30, 1998, and in connection therewith, 4,634,791 shares of Common Stock of the Company were issued. Each of the Operating Companies was affiliated with the Company as a result of common shareholders, common directors, and the Company's minority equity investment in each entity. Each Operating Company now is a wholly-owned subsidiary of the Company.

        The Merger was effected by exchanging shares of the Company's Common Stock for shares of common stock of each Operating Company held by their respective shareholders. The Merger was accounted for using the "purchase" method of accounting. The exchange ratios used in determining the number of shares to be exchanged were based upon independent valuations of each Operating Company.

        The purchase method of accounting requires consolidated results of operations to be reflected only from the date of Merger forward. Because the Merger was consummated on June 30, 1998, consolidated operating results are included only in the Consolidated Statements of Earnings for the three-month period ended September 30, 1998. Prior to June 30, 1998, the Company recorded only its equity in the net earnings of the Operating Companies.

        The following unaudited pro forma consolidated data for the nine months ended September 30, 1998 and the year ended December 31, 1997 presents the results of operations of the Company as if the Operating Companies had merged on January 1, 1997 (in thousands except per share data). This data does not purport to be indicative of the results of operations of the Company that might have occurred nor which might occur in the future.


                                  Nine months      Twelve months
                                 ended Sept. 30,   ended Dec. 31,
                                     1998               1997
                                 -------------     -------------
Pro forma net revenues           $     114,465     $     158,473
Pro forma net earnings                   5,498             5,899
Pro forma earnings per
    common share--basic                   1.48               .85


        The property, plant and equipment acquired by the Company in the Merger will be depreciated over periods ranging from 3 to 12 years, and the intangible assets are to be amortized over 15 years.

        In connection with the Merger, 18 shareholders of the Operating Companies (the "Dissenting Shareholders"), who collectively own the equivalent of 419,188 shares of Common Stock of the Company, gave notice that they intended to exercise their statutory dissenters' rights and seek payment of the fair value of their shares. Following the consummation of the Merger, the Dissenting Shareholders were paid an aggregate of $4,496,890, which is the amount the Operating Companies determined to be the fair value of the shares held by the Dissenting Shareholders on the date the Merger was consummated.

        After receiving payment for their shares in the Operating Companies, 16 of the Dissenting Shareholders, who collectively own the equivalent of 243,223 shares of Common Stock of the Company, notified the Operating Companies that, in their opinion, the fair value of their shares on the date of the Merger was greater than the amounts which the Operating Companies had paid to them for their shares, and they demanded that the Operating Companies pay them an additional aggregate amount of approximately $2,361,666. This amount is not reflected in the Consolidated Balance Sheets of Clyde Companies, Inc. and Subsidiaries.

        The Operating Companies believe that the amounts paid to the Dissenting Shareholders represented the fair value of their shares on the date of the Merger. Accordingly, on November 3, 1998 the Operating Companies filed a Petition with the Third Judicial District Court of Salt Lake County to request the Court to determine the fair value of the shares of the Operating Companies held by the Dissenting Shareholders who have demanded payment of additional amounts for their shares. While the Company believes that the amounts paid to the Dissenting Shareholders represented the fair value of the shares they held in the Operating Companies on the date of the Merger, the Company is not able to predict the outcome of this proceeding. See Item 1 - Legal Proceedings.

ITEM 1.   LEGAL PROCEEDINGS

        In connection with the merger (the "Merger") of W.W. Clyde & Co. ("Clyde"), Geneva Rock Products, Inc. ("Geneva Rock"), Utah Service, Inc. ("Utah Service") and Beehive Insurance Agency, Inc. ("Beehive Insurance") (which are together referred to as the "Operating Companies") with and into wholly owned subsidiaries of Clyde Companies, Inc. (the "Company"), 18 shareholders of the Operating Companies (the "Dissenting Shareholders"), who collectively own the equivalent of 419,188 shares of Common Stock of the Company, gave notice that they intended to exercise their statutory dissenters' rights and seek payment of the fair value of their shares. Following the consummation of the Merger on June 30, 1998, the Operating Companies paid the Dissenting Shareholders an aggregate amount of $4,496,890 for their shares, which is the amount the Operating Companies determined to be the fair value of the shares held by the Dissenting Shareholders on the date of the Merger. The Dissenting Shareholders were paid $394.13, $2,779.36, $504.45 and $50.30 for each share of Clyde, Geneva Rock,
Utah Service and Beehive Insurance, respectively, which they held.

        After receiving payment for their shares from the Operating Companies, 16 of the Dissenting Shareholders, who collectively own the equivalent of 243,223 shares of Common Stock of the Company, notified the Operating Companies that, in their opinion, on the date of the Merger the fair value of Clyde, Geneva Rock, Utah Service and Beehive Insurance was $657, $5,509, $975 and $116 per share, respectively, and they demanded payment of the additional amounts, plus interest. The aggregate additional amount demanded by the Dissenting Shareholders, exclusive of interest, is approximately $2,361,666.

        The Operating Companies believe that the amounts they paid to the Dissenting Shareholders represented the fair value of the shares held by the Dissenting Shareholders on the date of the Merger. Accordingly, pursuant to Utah Code Annotated, as amended, Section 16-10A-1330, on November 3, 1998, the Operating Companies filed a Petition with the Third Judicial District Court of Salt Lake County (Case No. 980911145) to request the Court to determine the fair value of the shares of the Operating Companies held by the 16 Dissenting Shareholders who have demanded the payment of additional amounts for their shares. In addition, the Operating Companies requested a ruling to the effect that the Estate of Scott Clyde did not properly exercise its dissenters' rights with respect to Clyde and, therefore, is not entitled to payment for the shares of Clyde which it held. The Petition named the following Dissenting Shareholders as respondents: Terry Carlson; Scott Carlson; Claudia Snyder; Kenneth Snyder; Kurt Gramoll; Junko Gramoll; James Gramoll; Damon Clyde; Christina Schroeder; Brian Clyde; Ronald Clyde; Stephen W. Clyde; Robert Clyde; Marcia Clyde, as personal representative of the Estate of Daniel Clyde, deceased; Janice Clyde, personally; and Janice Clyde, as personal representative of the Estate of Scott Clyde, deceased. While the Company believes that the amounts paid to the Dissenting Shareholders represent the fair value of the shares they held in the Operating Companies on the date of the Merger, the Company is not able to predict the outcome of this proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's results of operations, financial condition, liquidity and capital resources.

OVERVIEW

        Clyde Companies, Inc. was organized as a holding company for shares of common stock of Clyde, Geneva Rock, Utah Service and Beehive Insurance. On June 30, 1998, Clyde, Geneva Rock, Utah Service and Beehive Insurance were merged (the "Merger") with and into the Company, and each issued and outstanding share of common stock (except for shares owned by the Company) of Clyde, Geneva Rock, Utah Service and Beehive Insurance was converted into, respectively, 33.93, 239.27, 43.43 and 4.33 shares of Common Stock of the Company. For a description of the Merger and the transactions contemplated thereby, see the Company's Proxy Statement/Prospectus dated May 13, 1998.

RESULTS OF OPERATIONS

        The Merger was accounted for using the purchase method of accounting. The purchase method of accounting requires that consolidated results of operations be reflected only from the date of the Merger, forward. Because the Merger was consummated on June 30, 1998, consolidated operating results are included in the Consolidated Statements of Earnings only for the three-month period ended September 30, 1998. Prior to June 30, 1998, the Company recorded only its equity in the net earnings of the Operating Companies. Since the three-month period ended September 30, 1998 was the first quarter of consolidated results of operations for the Company, it is not possible to compare operating results for that period with operating results in prior periods.

        During the nine-month period ended September 30, 1998, the Utah construction markets continued to be strong and the economic climate in Utah during the period was positive. Unemployment in Utah continued at the rate of about 3.2%, which resulted in continuing labor shortages. Such labor shortages exerted an upward pressure on wages which in turn increased costs, resulting in lower profit margins.

        The construction market in Utah is seasonal, slowing down significantly during winter months. Historically the third quarter of the year has been the most profitable quarter of the year, due to favorable weather conditions, and construction work normally begins to slow down in the fourth quarter, as the weather becomes more unfavorable.

LIQUIDITY AND CAPITAL RESOURCES

        As explained in Note 2 to the Interim Financial Statements and under
Item 1 - Legal Proceedings, in connection with the Merger certain shareholders, who collectively own the equivalent of 419,188 shares of Common Stock of the Company, exercised their statutory dissenters' rights and demanded payment for the fair value of the shares they held in the

Operating Companies. The Operating Companies have paid the Dissenting Shareholders an aggregate amount of $4,496,890, which is the amount the Operating Companies determined to be the fair value of the shares held by the Dissenting Shareholders on the date of the Merger. The Dissenting Shareholders notified the Operating Companies that, in their opinion, the fair value of their shares on the date of the Merger was greater than the amounts paid to them by the Operating Companies, and demanded that the Operating Companies pay them additional amounts for their shares, in the aggregate amount of approximately $2,361,666. The Operating Companies have petitioned the Third Judicial District Court of Salt Lake County to determine the fair value of the shares held by such Dissenting Shareholders. The Company believes that the amounts paid to the Dissenting Shareholders represented the fair value of the shares they held in the Operating Companies on the date of the Merger, but there can be no assurance that the Court will not determine that the fair value of the Operating Companies was higher, and require that additional amounts be paid to the Dissenting Shareholders. If the Company is required to pay substantial additional amounts to the Dissenting Shareholders, the ability of the Company to pay dividends to its shareholders and make capital expenditures may be adversely affected.

        Commencing in 1999, the Company will make funds available for the redemption of a limited number of shares of its Common Stock pursuant to a Stock Redemption Plan. The Stock Redemption Plan provides for a Redemption Fund (a) for the years 1999 through 2003 in an amount which is greater than or equal to 7% and less than or equal to 15% of the net earnings of the Company (after taxes) for the prior year and (b) for the years 2004 and thereafter an amount which is greater than or equal to 5% and less than or equal to 10% of net earnings of the Company (after taxes) for the prior year. Management believes the limitation of the Redemption Fund to an amount not greater than 15% for the years 1999 through 2003, and 10% for the years 2004 and thereafter, of the net earnings of the Company (after taxes) for the prior year is a limitation sufficient to protect the liquidity requirements of the Company and would not adversely affect the Company's cash requirements.

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

        The Company expects that inflation will affect cost of wages and materials during the remainder of 1998, and that the current competitive circumstances of the Utah market will preclude the Company from passing all of such increases on to its customers. This circumstance may result in lower profit margins for the Company in the remainder of 1998.

SEASONALITY

        Because the operations of the Company are located primarily in central and northern Utah, the Company experiences significantly lower sales during the winter months due to adverse weather conditions. Historically, the months of November through March have shown losses, with April through October being profitable months. The Company has historically been able to deal with these seasonal variations in sales and has established adequate cash reserves to address its liquidity requirements in the winter months.

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

        Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among other things, the following: (1) expected cost savings from the Merger may not be realized; (2) costs or difficulties related to the integration of the businesses of Clyde, Geneva Rock, Utah Service and Beehive Insurance may be greater than expected; (3) an increase of competitive pressure in the industries of Clyde, Geneva Rock, Utah Service and Beehive Insurance may adversely affect the businesses of the Company; and
(4) general economic conditions, either nationally or in the states in which the Company does business, may be less favorable than expected. The Company disclaims any obligation to update such factors or to publicly announce the result of any revisions to any forward-looking statements included or incorporated by reference herein to reflect future events or developments.

YEAR 2000 ISSUE

        The Company utilizes computer hardware and software in its operations. Certain computer operations could fail or create erroneous results due to the upcoming change in the century (the "Year 2000 Issue"). The Company regularly upgrades its computer hardware and believes that it will not incur any additional expense to modify computer hardware due to the Year 2000 Issue. The Company does not expect that its expenditures related to the Year 2000 Issue will have a material adverse effect on the results of operations or financial condition of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)    The following exhibit is filed with this report:

             27      Financial Data Schedule

      (b) A current report on Form 8-K was filed on July 13, 1998 to report the consummation of the Merger, under Item 2 and Item 7. Amendment No. 1 to that report was filed on July 16, 1998.

                                   SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                CLYDE COMPANIES, INC.



                                By /s/ Don C. McGee
                                  ----------------------------------------
                                Don C. McGee
                                Assistant Secretary and Treasurer
                                (Authorized Signatory and
                                Principal Financial and Accounting Officer)




Date:  November 12, 1998

                                INDEX TO EXHIBITS

Exhibits

27             Financial Data Schedule.