Form 10-K405
period 1998-12-31
CLYDE COMPANIES INC
filed 1999-03-31
CIK 1051071

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  -------------

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                        Commission File Number 333-41837

                              CLYDE COMPANIES, INC.
           (Exact Name of the Registrant as Specified in its Charter)

            Utah                                                87-0260879
---------------------------------                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                             252 West Center Street
                                Orem, Utah 84057
                                 (801) 802-6900
          (Address of principal executive offices and telephone number)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act: None


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

There is no public market for the Registrant's Common Stock. Accordingly, it is not possible to determine the market value of shares of Common Stock held by non-affiliates.

As of March 1, 1999, there were 6,554,317 outstanding shares of the Registrant's Common Stock, no par value.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain exhibits to the Registrant's Registration Statement dated May 13, 1998 are incorporated by reference into Part IV of this Form 10-K.

================================================================================

                              CLYDE COMPANIES, INC.
                                 (THE "COMPANY")

                                     PART I

ITEM 1.   BUSINESS

INTRODUCTION

        Clyde Companies, Inc. (formerly known as W.W. Clyde Investment Company and referred to herein as the "Company") was incorporated in Utah in 1961 as a holding company for shares of common stock of W.W. Clyde & Co. ("Clyde"), Geneva Rock Products, Inc. ("Geneva Rock"), Utah Service, Inc. ("Utah Service") and Beehive Insurance Agency, Inc. ("Beehive Insurance"). The reorganization of the Clyde Companies was consummated on June 30, 1998, and on that date each issued and outstanding share of common stock (except for shares owned by the Company) of Clyde, Geneva Rock, Utah Service and Beehive Insurance were converted into shares of Common Stock of the Company. See Item 13 "Certain Relationships and Related Transactions--Consummation of Merger; Change of Control." The principal executive offices of the Company are located at 252 West Center Street, Orem, Utah 84057, and its telephone number is (801) 802-6900.

PRODUCTS AND SERVICES

        The Company is engaged in the construction business, primarily in the State of Utah. Its construction services include road and site construction, and its construction products include ready mix concrete, asphalt, sand and gravel aggregates, concrete blocks, lumber and building materials. The Company also operates a full line insurance agency. These services and products are described below.

        ROAD AND SITE CONSTRUCTION

        The Company offers heavy/highway construction services through its subsidiaries, Clyde and Geneva Rock. Heavy construction services consist primarily of road and site construction, as well as the construction of interstate highways, bridges, dams, airports, mines, golf courses, environmental and reclamation projects and other types of large construction that require earth moving and professional management. The Company performs heavy/highway construction work throughout the Intermountain Area.

        The Company has heavy/highway construction clients in both the public and private sector. Its clients include the Federal Highway Administration, the Utah Department of Transportation, Utah Transit Authority, United States Bureau of Reclamation, Utah Power & Light (PacificCorp), Kennecott Copper, Wyoming Department of Transportation, Brush-Wellman Corporation, Laidlaw Environmental, and the Union Pacific Railroad. Most of the projects that the Company bids on are competitive bid projects.

        SAND AND GRAVEL AGGREGATES; ASPHALT

        The Company operates a number of sand and gravel pits, as described under Item 2--"Properties." Sand and gravel aggregates are produced by crushing and screening material that is either dug from a bank or quarried from a solid deposit by blasting or bulldozing. The material is sized and in some cases washed to remove dirt and other fine materials so it will bond better with cement. Sand and gravel aggregates are used to produce concrete and asphalt, and also as a base or foundation material under roads and highways, airport runways, concrete slabs or floors and other structures. Transportation is a significant factor in the cost of sand and gravel aggregates. Accordingly, the market area for sand and gravel aggregates is usually limited. The Company also uses its aggregates as raw materials in its own ready mix concrete and asphalt production facilities.

        The Company produces various grades of asphalt for use by its own construction crews and for sale to other contractors.

        READY MIX CONCRETE AND CONCRETE BLOCK

        Combining rock, sand, cement and water with certain chemical additives in a "batch plant" produces ready mix concrete. This mixture is put into a mixer truck where it is mixed thoroughly and delivered to a construction site. Concrete is one of the most basic building materials and is used to some degree in almost all construction projects, including road and bridge construction, commercial and industrial projects, and residential and agricultural construction.

        The Company operates 12 strategically located concrete batch plants to service the Wasatch front and other outlying areas. The Company produces aggregates for the batch plants at its own gravel pits. Cement powder and other additives are purchased on the open market.

        The Company operates a concrete block plant in St. George, Utah. Concrete blocks produced by this plant are sold in Utah, Nevada, California and Arizona.

        LUMBER AND BUILDING MATERIALS

        The Company sells lumber, building materials and hardware through its wholly owned subsidiaries, J & J Building Supply, Inc., ("J&J") which is located in St. George, Utah, and through Utah Service, located in Springville, Utah. The Company owns or leases lumber yards and hardware stores in St. George, Cedar City and Springville, Utah, and it owns and operates a Chevron gas station/convenience store in Springville, Utah.

RAW MATERIALS AND SUPPLIERS

        Sand and gravel aggregates are the most basic raw materials required by the Company. As of December 31, 1998, the Company owned or leased gravel pits in Mapleton, Provo Canyon, Mona, Draper and Bluffdale, West Valley City, South Weber, Morgan, Willard, Cedar City and St. George, Utah and in Mesquite, Nevada. For a description of these properties, see Item 2--

"Properties." The Company believes that current aggregate sources in Davis and Weber Counties are sufficient to supply the Company for approximately ten years. The Company intends to seek additional reserves in Salt Lake and Davis Counties for purchase or lease. The Company has recently purchased property in Juab and Box Elder Counties. Due to increased property development, it is increasingly difficult to acquire new aggregate properties along the Wasatch Front.

        The Company obtains other major raw materials from outside vendors. Cement powder is purchased from three main suppliers in the area: Ash Grove Cement, which owns a plant in Leamington, Utah (approximately 90 miles south of Salt Lake City) and a plant in Southern Idaho near Inkom; Holnam Cement, which is located in Weber Canyon, Utah. The Company purchases most of its concrete additives from Grace Construction Products.

        The Company also purchases bituminous materials for the production of asphalt. The Company's major suppliers of bituminous materials are Sinclair Oil, Crown Asphalt and Koch Asphalt Materials. The Company prices diesel and gasoline fuel on a daily basis and currently purchases fuel from Kellerstraus, Chevron and Flying J.

REGIONAL CONSTRUCTION INDUSTRY

        The Company's products are used in local, state and federal building projects, as well as in private construction projects. In 1998, the revenue mix between the public and private sectors was approximately 38% public and 62% private. However, this mix is subject to change from year to year. The Company performs construction work throughout the Intermountain Area, primarily in Utah, Wyoming, Idaho and Nevada. Most of the projects that the Company bids on are competitive bid projects.

        The Company's business is heavily dependent upon the construction industry and is directly affected by the level of construction activity in the geographic area in which it operates. The level of construction activity is cyclical and the Company's business varies accordingly. The demand for construction varies depending upon the number of factors, including weather conditions, the availability of construction financing at favorable interest rates, overall fluctuations in regional economies, past overbuilding, labor relations in the construction industry and the levels of material and energy supplies. In addition, local, state and federal government building projects are dependent upon their budgets and, in many cases, on voter approval of bonds.

COMPETITION

        The Company has a number of competitors, some of which are larger and have greater financial resources. The Company believes that with an increasing number of new competitors entering the construction business and the increase in the capabilities of existing competitors that have been sold to larger firms, the opportunities for business and expansion will be more limited than they have been in the last five years.

        The Company's primary competitors for heavy/highway construction projects are Granite Construction, Gilbert Western, Legrande Johnson, Harper Excavating, Ames Construction, Cox

Rock Products, Staker Paving and Meadow Valley, some of which are larger and have greater financial resources than the Company. Since these firms are similar in terms of performing high quality work, bid awards are usually granted to the low cost bidder. Other factors influencing competition include reputation for quality, the availability of materials, machinery and equipment, financial strength, knowledge of the local markets and the conditions and estimating abilities. The Company believes that its competitive strengths include its excellent reputation as a heavy/highway contractor that has been in business for more than 65 years, as well as its financial strength.

        The Company's primary ready mix concrete competitors include Westroc, Metro, Parsons, Concrete Products Company (CPC), Valley Materials, Valley Ready-Mix, Alta View/All American, Fife Rock Products, and Western Rock. Competitors for sand and gravel aggregate products include Valley Asphalt, Staker Paving, Parsons, Harper Excavating, Monroc, Western Rock, Granite Construction, and H.E. Davis & Sons and a number of smaller competitors. Competition is based on price, product quality and service and availability. The Company believes that it is well positioned to compete with its competitors because it has high quality products and services in key strategic locations.

        The Company's lumber, building materials and hardware business competes primarily with chains of building supply houses, home improvement stores, national hardware stores and warehouse clubs. Competition is based on prices, product quality, service and availability.

SEASONALITY AND CYCLICALITY

        The Company's business is seasonal, slowing during the winter months of November through March. During this slow period the Company typically lays off a number of employees, and its workload varies, depending upon the severity of the weather. During the winter period, the ready-mix concrete and aggregate business continue to operate, but on a scaled-back basis. The Company's heavy/highway construction business almost totally shuts down during the winter months because its work consists largely of asphalt paving and other work that cannot be performed in the cold winter months.

        The construction industry is highly cyclical and is strongly affected by changes in economic growth and conditions and changes in interest rates. In the past, the Company's revenues and backlog have varied significantly because of changes in economic conditions on either the national or regional level.

EMPLOYEES

        As of December 31, 1998, the Company had approximately 886 employees, 115 of which were salaried employees and the remainder of which were hourly employees. The Company has bargaining agreements with the Operating Engineers Union, the Teamsters Union, the Laborers Union, the Cement Masons Union and the Carpenters Union. Because of the seasonal nature of the Company's business, approximately 40% of its employees are laid off during the winter months. Most of these hourly seasonal employees are in the heavy/highway sector of the Company. The Company believes that its employee relations are satisfactory.

CUSTOMERS

        Because of the large size of the Company's heavy/highway construction projects, a relatively small number of large construction projects provide a significant percentage of the Company's construction revenues in a given year. For the year ended December 31, 1998, the Company's three largest customers were Utah Transit Authority, Draper City and the Utah Department of Transportation. No one customer generated more than 10% of the Company's total revenues.

        The Company's other businesses have a large customer base, and the Company is not dependent upon one or more of these customers with respect to its ready-mix, sand and gravel aggregate or building materials and supplies business.

BACKLOG

        As of December 31, 1998, backlog of construction work for the Company was estimated at $15,689,787 compared to an estimated $14,746,559 at December 31, 1997.

EQUIPMENT

        The Company purchases and maintains a fleet of construction equipment, including bulldozers, scrapers, graders, excavators, loaders, trucks, pavers, rollers and construction materials processing equipment. The Company owns a majority of its equipment, but during peak demand periods it leases or rents equipment, and it leases or rents specialty equipment when needed.

        The Company has the ability to service and maintain its equipment fleet in top operating condition. Major overhauls can be performed at various facilities maintained by the Company and complete equipment rebuilds can be performed at the Company's Springville Maintenance facility.

REGULATION AND INSURANCE

        The Company's operations are subject to regulatory requirements of federal, state and county agencies and authorities, including regulations covering safety, labor relations, affirmative action and the protection of the environment. The Company continually upgrades its facilities in an effort to insure compliance with these regulations.

        All of the Company's employees are covered by workers compensation insurance. Because of the Company's focus on safety, it enjoys competitive insurance rates. The Company also carries general, auto and pollution liability insurance for all operations. The Company believes that each of these insurance policies have limits which are equal to or greater than the norm in the industry.

INSURANCE AGENCY

        Through its wholly-owned subsidiary, Beehive Insurance, the Company operates an independent insurance agency. Beehive Insurance represents several large national insurance companies and sells their commercial property insurance, casualty insurance, as well as surety bonds. Beehive Insurance sells insurance to other subsidiaries of the Company, as well as to unaffiliated customers.


ITEM 2.   PROPERTIES

PROPERTIES

        The Company's corporate offices are located in Orem, Utah in a 2,076 square foot building, which it leases. In addition, the Company owns or leases a number of operating facilities, including 14 premix concrete plants, 3 asphalt plants, 2 lumberyards, and 3 hardware stores in Northern and Southern Utah. The Company's principal properties are described below.

NORTHERN UTAH

        OREM

        The Company owns approximately 38 acres of industrial property in Orem, Utah. In addition to corporate offices for the Company, a 300-ton per hour asphalt plant, a 100-yard per hour and a 200-yard per hour premix concrete plant, a nine-bay shop with paint room and a three-bay weld shop are located on the property.

        SPRINGVILLE, PROVO AND LEHI

        The Company owns approximately 10.8 acres of land at 1375 North Main Street in Springville, Utah. An office building, equipment sheds, a repair shop and warehouse are located on this property. The Company also owns approximately 20 acres of land at 1455 North Main Street, in Provo, Utah, which is used to store equipment. The Company owns approximately 2.75 acres of land in Springville, Utah that is the site of a 23,500 square foot hardware facility and houses 2,000 square feet of corporate office space. The Company also owns a gas station, a convenience store and a lumber yard located on that 2.75-acre parcel of land, and it owns a 1.75-acre parcel of land that is primarily used for lumber storage. The Company also owns a 7.33-acre parcel of land in Springville, Utah that is being developed for a lumber and building contractor center.

        The Company also owns an 18-acre parcel of land located at 2600 North 300 West, Lehi, Utah, which is currently being developed into residential building lots

        DRAPER AND BLUFFDALE

        The Company's two most important gravel pits are located at Draper and Bluffdale, Utah. The Bluffdale Pit is owned by the Company and contains gravel washing operations and miscellaneous screening equipment. The Draper Pit is owned by the Company and contains a washing operation, road base and asphalt plant material crushing equipment, a concrete batch plant, and a 500-ton per hour asphalt plant. Geneva Rock's Gravel and Asphalt Materials Division is located at the Draper site, together with a combination shop/office facility. The shop/office facility, with 20 bays, is used to service crushing equipment, large front-end loaders and trucks.

        SANDY

        The Company owns approximately 12.7 acres of land in Sandy, Utah, which is the site of a ready-mix concrete batch plant and a small shop.

        MURRAY

        The Company owns a 25,000 square foot office building located in Murray, Utah. Approximately one-fourth of the building currently is used to house Geneva Rock's sales and dispatch office and the remaining space is leased to other tenants.

        WEST VALLEY CITY

        The Company has three gravel pits with gravel crushers located in West Valley City, Utah. One of these properties, the Pioneer Property, is located on 100 acres of land and is leased from West Valley City, with two years remaining on the lease. The Company owns the second property, the 150-acre West Valley Pit, and the Company leases the third property, the Bacchus Pit, which is located on 143 acres of property adjacent to the West Valley Pit.

        SOUTH SALT LAKE

        The Company owns approximately 22.1 acres of land in South Salt Lake, which is the site of a ready-mix concrete batch plant and an eight-bay truck shop.

        DOWNTOWN SALT LAKE CITY

        The Company owns 4.3 acres of land located in downtown Salt Lake City, which is the site of a ready-mix batch plant and a small truck shop.

        LAYTON

        The Company owns 8.5 acres of land in Layton, Utah, which is the site of a sales office, a premix concrete batch plant and a small truck shop. This sales office services Davis County and Weber County, Utah.

        PARK CITY

        The Company owns 5 acres of land located in Park City, Utah, which is the site of a sales office, a small concrete batch plant and a small service shop.

        HELPER

        The Company owns 13 acres of land located in Helper, Utah, which is the site of a sales office and a small dry mix concrete batch plant which services Carbon County and Emery County, Utah

        OTHER SOURCES

        The Company also owns gravel resources in Mapleton and Mona, Utah.

SOUTHERN UTAH AND NEVADA

        ST. GEORGE

        The Company leases a lumber yard and hardware store located on approximately 37.2 acres of land in St. George, Utah, on which is the site of the J & J Building Supply office building, a hardware store and a lumber yard. The Company also leases 21.6 acres of land in St. George, Utah, which is the site of a small shop and a ready-mix batch plant. In addition, the Company owns a concrete block plant located on approximately 10.73 acres of land in the Bloomington Hills area of St. George, Utah. This site also houses a masonry store and sales office. Also, the Company leases two gravel pits in St. George, which are the two main sources of sand and gravel aggregates in the St. George area.

        CEDAR CITY, UTAH

        The Company leases a 6,000 square foot hardware store and owns a 42-acre site on which a ready-mix concrete plant and a sand and gravel aggregate pit are located.

        MESQUITE, NEVADA

        The Company owns approximately 12.3 acres of land in Mesquite, Nevada, which is the site of a small concrete batch plant and a small sand and gravel aggregate pit.

FUTURE LAND DEVELOPMENT

        In order for the Company to continue and expand its business, it is important that it acquire additional sand and gravel reserves. The Davis and Weber County, Utah areas have relatively few gravel reserves compared to other areas in the State of Utah. The Company's current reserves in Davis and Weber County are expected to last approximately 10 years based on current requirements. The Company intends to seek additional gravel reserves in these counties for purchase or lease. The Company believes that its reserves in Salt Lake County, Utah

County and St. George, Utah are sufficient for approximately 20 years, based upon the current requirements.


ITEM 3.   LEGAL PROCEEDINGS

               In connection with the merger (the "Merger") of Clyde, Geneva Rock, Utah Service and Beehive Insurance (which are together referred to as the "Operating Companies") with and into wholly-owned subsidiaries of the Company, 18 shareholders of the Operating Companies (the "Dissenting Shareholders"), who collectively owned the equivalent of 419,188 shares of Common Stock of the Company, gave notice that they intended to exercise their statutory dissenters' rights and seek payment of the fair value of their shares. Following the consummation of the Merger on June 30, 1998, the Operating Companies paid the Dissenting Shareholders an aggregate amount of $4,453,000 for their shares, which is the amount the Operating Companies determined to be the fair value of the shares held by the Dissenting Shareholders immediately before the effective date of the Merger. All of the Dissenting Shareholders, except the Estate of Scott Clyde, were paid $394.13, $2,779.36, $504.45 and $50.30, respectively, for each share of Clyde, Geneva Rock, Utah Service and Beehive Insurance, which they held. No payment was made to the Estate of Scott Clyde with respect to the shares of Clyde which it held, because it did not properly exercise its dissenters' rights with respect to Clyde.

        After receiving payment for their shares from the Operating Companies, 16 of the Dissenting Shareholders, who collectively owned the equivalent of 243,223 shares of Common Stock of the Company, notified the Operating Companies that, in their opinion, on the date of the Merger the fair value of Clyde, Geneva Rock, Utah Service and Beehive Insurance was $657, $5,509, $975 and $116 per share, respectively, and they demanded payment of the additional amounts, plus interest. The aggregate additional amount demanded by the Dissenting Shareholders, exclusive of interest, is approximately $2,361,666.

        The Operating Companies believe the amounts that were paid to the Dissenting Shareholders represented the fair value of the shares held by the Dissenting Shareholders immediately before the effective date of the Merger. Accordingly, pursuant to Utah Code Annotated, as amended, Section 16-10A-1330, on November 3, 1998, the Operating Companies filed a Petition with the Third Judicial District Court of Salt Lake County (Case No. 980911145) to request the Court to determine the fair value of the shares of the Operating Companies held by the 16 Dissenting Shareholders who have demanded the payment of additional amounts for their shares. In addition, the Operating Companies requested a ruling to the effect that the Estate of Scott Clyde did not properly exercise its dissenters' rights with respect to Clyde and, therefore, is not entitled to payment for the shares of Clyde which it held. The Petition named the following Dissenting Shareholders as respondents: Terry Carlson; Scott Carlson; Claudia Snyder; Kenneth Snyder; Kurt Gramoll; Junko Gramoll; James Gramoll; Damon Clyde; Christina Schroeder; Brian Clyde; Ronald Clyde; Stephen W. Clyde; Robert Clyde; Marcia Clyde, as personal representative of the Estate of Daniel Clyde, deceased; Janice Clyde, personally; and Janice Clyde, as personal representative of the Estate of Scott Clyde, deceased.

        The Dissenting Shareholders filed a Motion for Partial Summary Judgment, and on March 11, 1999 the Court granted the motion and ruled, among other things, that in determining the fair value of the shares held by the Dissenting Shareholders, the Operating Companies may not apply a discount for minority interest. As of the date of this report, the Operating Companies had not determined whether they will appeal this ruling. While the Company believes that the amounts paid to the Dissenting Shareholders represent the fair value of the shares they held in the Operating Companies immediately before the effective date of the Merger and, therefore, that they are not entitled to be paid the additional amounts demanded, the Company is not able to predict the outcome of this proceeding, and there can be no assurance that the Operating Companies will not be required to pay additional amounts to the Dissenting Shareholders.

        The Company and its subsidiaries are also parties to routine legal proceedings incident to their business, none of which are material to the business or financial condition of the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF STOCKHOLDERS

        During the fourth quarter of 1998, no matter was submitted to a vote of the Company's stockholders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

        There is no public market for the Company's Common Stock and none is expected to develop. As of March 1, 1999, the Company had approximately 190 stockholders. The Company acts as its own transfer agent.

        In 1998 and 1997 the Company paid dividends of $1,967,000, or $.30 per share, based on the number of shares outstanding at December 31, 1998, and $441,000, or $.19 per share based on the number of shares outstanding on December 31, 1997. Prior to the consummation of the Merger on June 30, 1998 the amount and frequency of the dividends which the Company paid to its shareholders depended on the amount of dividends it received on the shares of common stock of Clyde, Geneva Rock, Utah Service and Beehive Insurance which the Company owned. The amount, type and frequency of dividends to be paid by the Company to its shareholders in the future will be determined by the Board of Directors of the Company based on the results of operations, financial condition and liquidity needs of the Company and its subsidiaries.

        During 1998 the Company did not sell any securities that were not registered under the Securities Act of 1933.


ITEM 6. SELECTED FINANCIAL DATA

        The following selected financial data have been summarized from the Company's consolidated financial statements and are qualified in their entirety by reference to, and should be read in conjunction with, such consolidated financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations," under Item 7 below.

                                                           Year ended December 31,
                                        ----------------------------------------------------------------------
                                          1998(1)         1997            1996          1995          1994
                                        ----------     ----------     ----------     ----------     ----------
                                                        (in thousands, except per share data)
STATEMENT OF EARNINGS DATA:
Revenues                                $  107,987     $      487     $      404     $      530     $      508
Costs of goods sold                         89,125             --             --             --             --
Gross profit                                18,862            487            404            530            508
General and administrative expenses          7,419              8              6              7              8
                                        ----------     ----------     ----------     ----------     ----------
Operating profit                            11,443            479            398            523            500
Other income, net                              625          2,377          2,504          3,414          2,472
                                        ----------     ----------     ----------     ----------     ----------
Earnings before income taxes                12,068          2,856          2,902          3,937          2,972
Income taxes                                 4,471            928            967          1,321            963
                                        ----------     ----------     ----------     ----------     ----------
NET EARNINGS                            $    7,597     $    1,928     $    1,935     $    2,616     $    2,009
                                        ==========     ==========     ==========     ==========     ==========

Earnings per common share-basic(2)      $     1.69     $     0.84     $     0.84     $     1.14     $     0.87
Weighted-average common shares
outstanding (2)                          4,493,184      2,303,920      2,303,920      2,303,920      2,303,920
Dividends per common share(2)                 0.44           0.19           0.16           0.21           0.21


                                                                    December 31,
                                        ----------------------------------------------------------------------
                                            1998           1997           1996           1995          1994
                                        ----------     ----------     ----------     ----------     ----------
BALANCE SHEET DATA:
Current assets                          $   64,763     $       23     $       31     $       40     $       39
Current liabilities                         20,361            338              5             20             19
Total assets                               167,731         27,794         25,088         22,593         19,180
Total liabilities                           59,015         10,377          9,158          8,240          6,949
Total stockholders' equity                 108,716         17,417         15,930         14,353         12,231


(1) See Note L to the Consolidated Financial Statements for a description of the merger of the Operating Companies with and into wholly-owned subsidiaries of the Company as of June 30, 1998.

(2) Earnings per common share--basic and dividends per common share are based upon the weighted average of common shares outstanding during the period presented after giving retroactive effect to all periods presented for the subsequent 40:1 stock split effected November 13, 1997.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The purpose of this section is to discuss and analyze the Company's consolidated financial condition, liquidity and capital resources and results of operations. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report.

OVERVIEW

        The Company was organized as a holding company for the shares of common stock of Clyde, Geneva Rock, Utah Service and Beehive Insurance which it owned. On June 30, 1998, Clyde, Geneva Rock, Utah Service and Beehive Insurance (the "Operating Companies") were merged (the "Merger") with and into the Company, and each issued and outstanding share of common stock (except for shares owned by the Company) of Clyde, Geneva Rock, Utah Service and Beehive Insurance was converted into, respectively, 33.93, 239.27, 43.43 and 4.33 shares of Common Stock of the Company. See Item 13 - "Certain Relationships and Related Transactions--Consummation of Merger; Change of Control."

RESULTS OF OPERATIONS

        The Merger was accounted for using the purchase method of accounting. The purchase method of accounting requires that consolidated results of operations be reflected only from the date of the Merger, forward. Because the Merger was consummated on June 30, 1998, consolidated operating results are included in the Consolidated Statements of Earnings only for the six-month period ended December 31, 1998. Prior to June 30, 1998, the Company recorded only its equity in the net earnings of the Operating Companies. Since the six-month period ended December 31, 1998 was the first six months of consolidated results of operations for the Company, it is not possible to compare operating results for that period with operating results in prior periods.

        During the year ended December 31, 1998, the Utah construction markets continued to be strong and the economic climate in Utah during the period was positive. Unemployment in Utah continued at the rate of about 3.2%, which resulted in continuing labor shortages. Such labor shortages exerted an upward pressure on wages which in turn increased costs, resulting in lower profit margins.

        The construction market in Utah is seasonal, slowing down significantly during winter months. Historically the third quarter of the year has been the most profitable quarter of the year, due to favorable weather conditions. Construction work slowed down during the fourth quarter of 1998, as the weather became more unfavorable.

LIQUIDITY AND CAPITAL RESOURCES

        As explained in Note L to the Consolidated Financial Statements and under Item 3 "Legal Proceedings", in connection with the Merger certain shareholders, who collectively own the equivalent of 419,188 shares of Common Stock of the Company, exercised their statutory dissenters' rights and demanded payment for the fair value of the shares they held in the Operating Companies. The Operating Companies have paid the Dissenting Shareholders an aggregate amount of $4,453,000, which is the amount the Operating Companies determined to be the fair value of the shares held by those Dissenting Shareholders that properly exercised their dissenters rights immediately before the effective date of the Merger. The Dissenting Shareholders notified the Operating Companies that, in their opinion, the fair value of their shares immediately before the effective date of the Merger was greater than the amounts paid to them by the Operating Companies, and demanded that the Operating Companies pay them additional amounts for their shares, in the aggregate amount of approximately $2,361,666, plus interest. The Operating Companies have petitioned the Third Judicial District Court of Salt Lake County to determine the fair value of the shares held by such Dissenting Shareholders.

        The Dissenting Shareholders filed a Motion for Partial Summary Judgment, and on March 11, 1999 the Court granted the motion and ruled, among other things, that in determining the fair value of the shares held by the Dissenting Shareholders, the Operating Companies may not apply a discount for minority interest. As of the date of this report, the Operating Companies had not determined whether they will appeal this ruling. While the Company believes that the amounts paid to the Dissenting Shareholders represented the fair value of the shares they held in the Operating Companies immediately before the effective date of the Merger, there can be no assurance that the Court will not determine that the fair value of the Operating Companies was higher, and require that additional amounts be paid to the Dissenting Shareholders. If the Company is required to pay substantial additional amounts to the Dissenting Shareholders, the ability of the Company to pay dividends to its shareholders and make capital expenditures may be adversely affected. See Item 3 "Legal Proceedings."

        Commencing in 1999, the Company will make funds available for the redemption of a limited number of shares of its Common Stock pursuant to the Company's Stock Redemption Plan. The Stock Redemption Plan provides for a Redemption Fund (a) for the years 1999 through 2003 in an amount which is greater than or equal to 7% and less than or equal to 15% of the net earnings of the Company (after taxes) for the prior year and (b) for the years 2004 and thereafter an amount which is greater than or equal to 5% and less than or equal to 10% of net earnings of the Company (after taxes) for the prior year. Management believes the limitation of the Redemption Fund to an amount not greater than 15% for the years 1999 through 2003, and 10% for the years 2004 and thereafter, of the net earnings of the Company (after taxes) for the prior year is a limitation sufficient to protect the liquidity requirements of the Company and would not adversely affect the Company's cash requirements.

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

        The Company expects that inflation will affect cost of wages and materials during 1999, and that the current competitive circumstances of the Utah market will preclude the Company from passing all of such increases on to its customers. This circumstance may result in lower profit margins for the Company in 1999.

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

CAUTIONARY STATEMENT FOR FORWARD LOOKING INFORMATION

        Certain statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations, including without limitation statements containing the words "believes," "anticipates," "intends," "expects" and words of similar import, constitute forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company and its subsidiaries to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Such factors include, among other things, the following: (1) expected cost savings from the Merger may not be realized; (2) costs or difficulties related to the integration of the businesses of Clyde, Geneva Rock, Utah Service and Beehive Insurance may be greater than expected; (3) an increase of competitive pressure in the construction industry may adversely affect the businesses of the Company; and (4) general economic conditions, either nationally or in the states in which the Company does business, may be less favorable than expected. The Company disclaims any obligation to update such factors or to publicly announce the result of any revisions to any forward-looking statements included or incorporated by reference herein to reflect future events or developments.

YEAR 2000 COMPLIANCE

        The Company has performed an analysis and has implemented procedures to address year 2000 issues. The Company is converting its financial systems to year 2000 systems and it does not anticipate that significant future costs will be incurred in order to modify its systems to accommodate the impact of the upcoming change in the century. Although the Company is working cooperatively with certain third parties, the Company cannot give any assurances that the systems of other parties will be year 2000 compliant on a timely basis.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Not applicable.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        Financial statements and supplementary data required by this Item 8 are set forth at the pages indicated in Item 14(a) below. None of the supplementary data schedules referred to in Item 8 are applicable to the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

               Not applicable.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

        The names, ages and positions of the Company's directors are as follows:

                                                                               Director
Name                    Age        Position(s) with the Company                  since
----                    ---        ----------------------------                  -----
Richard C. Clyde        63         Director, President, Chief Executive Officer  1997
Carol C. Salisbury      71         Director, Secretary                           1961
Ila C. Cook.            78         Director                                      1972
William R. Clyde        80         Director                                      1961
Louise C. Gammell       74         Director                                      1961
Paul B. Clyde           57         Director                                      1988
H. Michael Clyde        48         Director                                      1998
Tawna Clyde Smith       42         Director                                      1998

        Richard C. Clyde has served as the President of the Company since 1998, and he served as President and General Manager of Clyde from 1986 to 1998. He was Vice President and Treasurer of Clyde from 1982 to 1986, and Project Manager/Superintendent from 1976 to 1982. Mr. Clyde holds a B.S. degree from Brigham Young University. He serves on the National Board of Directors of the American Road and Transportation Builders Association and is Director of the Utah Highway Users Federation. Mr. Clyde has served on the Board of Directors of Clyde since 1970, on the Board of Directors of Geneva Rock since 1971 and on the Board of Directors of Beehive Insurance since 1987. Richard C. Clyde is the father of Jeffrey R. Clyde, Contracts Manager and a Director of Clyde; and a nephew of William R. Clyde, Ila C. Cook, Louise C. Gammell and Carol C. Salisbury.

        Carol C. Salisbury served as President of the Company from 1997 to 1998. Prior to becoming President of the Company, Mrs. Salisbury was Secretary and Treasurer of the Company for twenty-two years. Mrs. Salisbury has served as the Secretary and Treasurer of Beehive Insurance since 1988, and as a director of Beehive Insurance since 1971. She holds a Bachelors degree in economics from the University of Utah. Carol C. Salisbury is a sister of William R. Clyde, Ila C. Cook and Louise C. Gammell; and an aunt of Richard C. Clyde, Paul B. Clyde and Wilford W. Clyde.

        Ila C. Cook served as Vice President of the Company from 1988 to 1998. She holds a Bachelors degree from the University of Utah and a Masters degree from New York University. Ila C. Cook is the wife of Vernon O. Cook, who is currently the Chairman of the Board of Utah Service, the mother of David O. Cook, President, Chief Executive Officer and a Director of Utah Service; the sister of William R. Clyde, Louise C. Gammell and Carol C. Salisbury; and an aunt of Richard C. Clyde, Paul B. Clyde and Wilford W. Clyde.

        William R. Clyde served as Vice President of the Company from 1997 to 1998. Mr. Clyde retired from employment with Clyde in 1983 after working for over 45 years as a superintendent, project manager and equipment manager for Clyde. Mr. Clyde has served as the Secretary of Geneva Rock since 1969 and on the Boards of Directors of Utah Service and Geneva Rock since 1954. William R. Clyde is the father of Steven L. Clyde, Project Superintendent and a Director of Clyde, and the brother of Ila C. Cook, Louise C. Gammell and Carol C. Salisbury; and an uncle of Richard C. Clyde, Paul B. Clyde, Wilford W. Clyde, David O. Cook, A. Ray Gammell and B. Clyde Gammell.

        Louise C. Gammell holds a Bachelors degree from the University of Utah. Ms. Gammell has served on the Board of Directors of Utah Service since 1968. Louise C. Gammell is the mother of A. Ray Gammell, a Director of Geneva Rock, and of B. Clyde Gammell, Vice President and a Director of Beehive Insurance; the sister of William R. Clyde, Ila C. Cook and Carol C. Salisbury; and an aunt of Richard C. Clyde, Paul B. Clyde, Wilford W. Clyde, Steven L. Clyde and David O. Cook.

        Paul B. Clyde is President and General Manager of Clyde. He served as Vice President of Construction of Clyde from 1992 to 1998. Prior to that, he was Vice President of Marketing, Estimating and Safety of Clyde from 1986 to 1992; Vice President of Marketing and Estimating from 1983 to 1992; Chief Estimator from 1982 to 1983; and Project Manager/Superintendent from 1969 to 1982. Mr. Clyde holds a B.S. degree in construction engineering and management from Arizona State University. He is responsible for field construction, estimating and bidding of all projects performed by Clyde. Mr. Clyde has served on the Boards of Directors of Clyde and Geneva Rock since 1971 and on the Board of Directors of Utah Service since 1987. Paul B. Clyde is the brother of Wilford W. Clyde, Vice President and Chief Operating Officer of the Company, and a nephew of William R. Clyde, Ila C. Cook, Louise C. Gammell and Carol C. Salisbury.

        H. Michael Clyde has served as a director of the Company since 1998. Since 1984, Mr. Clyde has been a lawyer with the law firm of Brown & Bain, P.A. ("Brown & Bain") in Phoenix, Arizona, where he is a general litigator practicing primarily in the areas of securities, antitrust and professional liability. Neither Mr. Clyde nor Brown & Bain has provided legal services to the Company or to any of its subsidiaries. Mr. Clyde received a J.D. degree from the University of Utah. H. Michael Clyde is son of Hal M. Clyde, a director of Utah Service and Beehive Insurance; and a nephew of Norman D. Clyde, a director of Utah Service, Clyde, Geneva Rock, and Beehive Insurance.

        Tawna Clyde Smith has served as a Director of the Company since 1998. Mrs. Smith has not otherwise been involved in business during the last five years. Mrs. Smith earned an R.N. degree from Brigham Young University. She worked as a secretary and bookkeeper for Geneva Rock from 1974 to 1976 and as an office manager at a medical clinic from 1982 to 1985. Tawna Clyde Smith is the daughter of Norman D. Clyde, a director of Utah Service, Clyde, Geneva Rock, and Beehive Insurance; and a niece of Hal M. Clyde, a director of Utah Service and Beehive Insurance.

VOTING AGREEMENT

        On all matters with respect to which the Company's shareholders have a right to vote, including the election of directors, each share of Common Stock is entitled to one vote. The original shareholders of the Company (the "Original CCI Shareholders") have entered into a 10-year Voting Agreement for the purpose of controlling the voting of the 2,303,920 shares of Common Stock of the Company owned by the Original CCI Shareholders, representing approximately [33.20%] of the outstanding shares of Common Stock. So long as the Voting Agreement is in place, the Original CCI shareholders may have the ability (subject to the restrictions in the Company's Bylaws relating to the configuration of its Board of Directors) to elect the entire Board of Directors of the Company and determine the outcome of all matters involving a shareholder vote. See Item 13. "Certain Relationships and Related Transactions--Voting Agreement."

BYLAWS

        The Company's Bylaws restrict the configuration of the Board of Directors of the Company during the five year period beginning on November 12, 1997 and ending on November 12, 2002. During this period, six of the directors must be direct descendants (or the spouse of a direct descendant) of W.W. Clyde and two of the directors must be direct descendants (or the spouse of a direct descendant) of Edward Clyde. The Bylaws require that there be between eight and eleven directors on the Board of Directors. There are currently eight directors, and this number may be increased to include as many as eleven directors. The effect of the foregoing restriction on Board membership is that, during the five year period described above, the W.W. Clyde family will have effective control of the Board of Directors. Such control will give the W.W. Clyde family the ability to determine all matters that come before the Board, such as the amount which will be made available by the Company to fund the redemption of shares of Common Stock pursuant to the Company's Stock Redemption Plan and the amount of dividends to be paid on Common Stock. See Item 13.
"Certain Relationships and Related Transactions--Bylaws."

EXECUTIVE OFFICERS

        The names, ages and positions of the Company's executive officers are as follows:

Name                         Age               Position with the Company
----                         ---               -------------------------
Richard C. Clyde             63                President and Chief Executive Officer
Wilford W. Clyde.            46                Vice President and Chief Operating Officer
Paul B. Clyde                57                President of subsidiary, Clyde
Carol C. Salisbury           71                Secretary
Don C. McGee                 45                Treasurer

        For a description of the business backgrounds of Richard C. Clyde, Paul
B. Clyde and Carol C. Salisbury, see "Directors" above. The business backgrounds of Wilford W. Clyde and Don C. McGee is described below.

        Wilford W. Clyde has been Vice President and Chief Operating Officer of the Company since 1998. Also, he has been President and General Manager of Geneva Rock since 1988. Mr. Clyde also has served on the Board of Directors of Clyde since 1994, on the Board of Directors of Geneva Rock since 1978 and on the Board of Directors of Beehive Insurance since 1988. Mr. Clyde graduated from Brigham Young University. Wilford W. Clyde is the brother of Paul B. Clyde, and a nephew of William R. Clyde, Ila C. Cook, Louise C. Gammell and Carol C. Salisbury.

        Don C. McGee has been the Treasurer of the Company since 1998. Mr. McGee graduated in 1976 from Brigham Young University and began working in 1979 for Geneva Rock as the Credit Manager and, subsequently, as the Accounting Manager and then as the Controller. He continues to serve as Assistant Secretary and Treasurer of Geneva Rock, a position he has held since 1988.

COMMITTEES OF BOARD

        The Board of Directors of the Company currently has no committee.

ATTENDANCE AT BOARD MEETINGS

        The Board of Directors held five meetings in 1998, and all of the directors attended 75% or more of such meetings.


ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION SUMMARY

        The following table sets forth information for the three years ended December 31, 1998 concerning the cash and non-cash compensation paid or to be paid by the Company or its subsidiaries to each person who served as its chief executive officer, and to each of its executive officers and the executive officers of the Company's subsidiaries whose total annual salary and bonus exceeded $100,000 for services in all capacities.


                           SUMMARY COMPENSATION TABLE

                                          Annual Compensation
           ----------------------------------------------------------------------
           (a)                     (b)         (c)       (d)         (e)
           Name and Principal                                        Other Annual
           Position                Year        Salary    Bonus ($)   Compensation
                                               ($)                   ($)(4)
           ----------------------------------------------------------------------
           Richard C. Clyde1       1998        $91,545   $80,000     $ 0
           President, Chief        1997        $73,835   $38,000     $ 0
           Executive Officer       1996        $69,880   $65,000     $ 0
           of the Company

           Carol C. Salisbury(1)   1998        $     0   $     0     $ 0
           President, Chief        1997              0   $     0     $ 0
           Executive Officer       1996        $     0   $     0     $ 0
           of the Company

           Wilford W. Clyde(2)     1998        $94,660   $78,000     $ 0
           Vice President          1997        $78,140   $88,000     $ 0
           of the Company;         1996        $78,710   $80,000     $ 0
           President of
           Geneva Rock

           Paul B. Clyde(3)        1998        $74,276   $50,000     $ 0
           President of Clyde      1997        $63,235   $30,000     $ 0
                                   1996        $59,912   $50,000     $ 0

-----------------------------------

(1) Carol C. Salisbury served as President and Chief Executive Officer of the Company until June 1998, when Richard C. Clyde became President and Chief Executive Officer. Prior to June 1998, Richard C. Clyde was President and General Manager of Clyde. Mrs. Salisbury did not receive any compensation for serving as President and Chief Executive Officer of the Company. During 1998, Mrs. Salisbury received directors' fees of $1500 and Mr. Clyde received directors' fees of $1500.

(2) Wilford W. Clyde became Vice President and Chief Operating Officer of the Company in June 1998, and he continues to serve as President of Geneva Rock.

(3) Paul B. Clyde served as Vice President of Clyde until June 1998, when he became president of Clyde.

(4) Column (e) of the above table includes the value of certain benefits [i.e., prerequisites] (valued on the basis of the aggregate incremental value to the Company) provided by the Company to its executive officers, including personal use of a Company car, social club dues, life and health insurance policies.

EMPLOYMENT AGREEMENT

        For a description of the Employment Agreement between the Company and Richard C. Clyde, see Item 13 - "Certain Relationships and Related Transactions."

REPORT ON EXECUTIVE COMPENSATION

        The Board of Directors does not have a compensation committee. The compensation paid to Paul B. Clyde was determined by the Board of Directors of Clyde. The terms of the Employment Agreement between the Company and Richard C. Clyde, and the compensation paid to Wilford W. Clyde for the year ended December 31, 1998 were determined by an informal working group (the "Task Force"), which was responsible for negotiating the terms of the Merger between the Company and its subsidiaries. See "Compensation Committee Interlocks and Insider Participation" below. The Task Force considered a number of factors in establishing compensation for executive officers, including whether such executive officers receive compensation from any subsidiary of the Company. Prior to the consummation of the Merger in June 1998, the compensation paid to Richard C. Clyde, Wilford W. Clyde and Paul B. Clyde was determined by the companies that employed them, that is, by Clyde for Richard C. Clyde and Paul B. Clyde, and by Geneva Rock for Wilford C. Clyde. In the future, it is anticipated that the compensation to be paid to executive officers of the Company and its subsidiaries will be determined by the Board of Directors of the Company as a whole, or by a compensation committee to be appointed for the purpose.

        The foregoing report is submitted by Richard C. Clyde.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        As indicated above, the Board of Directors does not have a compensation committee and the Task Force determined the compensation paid to the persons listed in the Summary Compensation Table. The Task Force included the following directors and executive officers of the Company (or their spouse): Richard C. Clyde, Wilford W. Clyde, Paul B. Clyde and Carol C. Salisbury's husband, David
E. Salisbury. The Task Force also included the following persons who are officers or directors of subsidiaries of the Company: Hal M. Clyde, a director of Utah Service and Beehive Insurance; David O. Cook, the President and a director of Utah Services; Steven L. Clyde, a director of Clyde; A. Ray Gammell, Vice President and a director of Utah Services and a director of Geneva Rock; Norman D. Clyde, a director of Clyde, Geneva Rock, Utah Service and Beehive Insurance; and William R. Clyde, formerly Vice President of the Company.

COMPENSATION OF DIRECTORS

        Directors of the Company receive $1,000 per year for serving on the Board of Directors of the Company, plus $250 for each meeting attended. Directors of the Company's subsidiaries, Clyde, Geneva Rock, Utah Service, Beehive Insurance and J&J Building Supply, receive director's fees of $1,500, $1,500, $750, $500 and $750, per year, respectively.

DEFINED BENEFIT RETIREMENT PLANS

        Each of Clyde, Geneva Rock, Utah Service, Beehive Insurance and J & J has a defined benefit pension plan collectively referred to as (the "Plans"), qualified under Section 401 of the Internal Revenue Code (the "Code"). The annual pension benefit under the Plans is determined by the number of years of employment multiplied by a percentage of the participant's average monthly compensation for the five highest consecutive years of participation. Each of the executive officers listed under the heading "Summary Compensation Table" above, except Carol C. Salisbury, is a participant in one of the Plans. The annual benefits payable at retirement under the Plans are calculated as 1.800% of the participant's average monthly compensation multiplied by the participant's total years of employment with the applicable company.

        The table below may be used to calculate the approximate annual benefits payable at retirement at age 65 under the Plans to individuals in the specified average annual compensation and years of service classifications:

                                  PENSION TABLE

                                Years of Service

Average
Compensation                  10          15          20          25          30          35
------------                 -------     -------     -------     -------     -------     -------
$60,000                      $10,800     $16,200     $21,600     $27,000     $32,400     $37,800
 70,000                       12,600      18,900      25,200      31,500      37,800      44,100
 80,000                       14,400      21,600      28,800      36,000      43,200      50,400
 90,000                       16,200      24,300      32,400      40,500      48,600      56,700
100,000                       18,000      27,000      36,000      45,000      54,000      63,000
110,000                       19,800      29,700      39,600      49,500      59,400      69,300
120,000                       21,600      32,400      43,200      54,000      64,800      75,600
130,000                       23,400      35,100      46,800      58,500      70,200      81,900
140,000                       25,200      37,800      50,400      63,000      75,600      88,200

        The salary amounts listed under the heading "Summary Compensation Table" above qualify under the Plans. The present credited years of service for the officers listed under the heading Summary Compensation Table are as follows:
Richard C. Clyde, 34 years; Wilford W. Clyde, 22 years; and Paul B. Clyde, 29 years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Set forth below is certain information as of March 1, 1999 with respect to the beneficial ownership of Common Stock by (i) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding Common Stock (the Company's only class of voting securities), (ii) each director and nominee for director, (iii) executive officers and (iv) all directors and executive officers as a group.

Name and Address                                   Shares                Percent of
of Beneficial Owner                         Beneficially Owned (1)        Class(1)
-------------------                         ----------------------        --------
Louise C. Gammell (2)                                   2,650,464            40.4%
1100 East 400 South
Springville, UT  84663

Richard C. Clyde (3)                                    2,516,894            38.4%
776 South 600 West
Orem, UT  84057

Carol C. Salisbury (4)                                  2,561,426            38.3%
1423 Devonshire Drive
Salt Lake City, UT  84108

William R. Clyde(5)                                     2,502,983            38.2%
2000 Canyon Road
Springville, UT 84663

Paul B. Clyde(6)                                        2,482,011            37.9%
3308 N. 350 E
Provo, UT 84601

Ila C. Cook(7)                                          2,544,063            38.8%
2711 Sherwood Dr.
Salt Lake City, UT 84108

Wilford W. Clyde(8)                                       184,240             2.8%
1324 East 950 South
Springville, UT 84663

H. Michael Clyde                                           22,946              *
4338 North 56th Street
Phoenix, Arizona 85018

Tawna Clyde Smith                                          17,398              *
3223 Apache Lane
Provo, Utah 84604

Don C. McGee                                                    0
252 West Center Street
Orem, Utah  84057

Voting Committee(9)                                     2,303,920            35.1%

All directors and executive officers
of the Company as a group (9 people)(10)                3,907,307            59.6%


----------
* Less than 1%

    (1) Applicable percentage of ownership is based on 6,554,317 shares of Common Stock of the Company. Beneficial ownership is determined in accordance with the rules of the Commission, and includes voting and investment power with respect to such shares.

    (2) Includes 2,303,920 shares controlled by the Voting Committee, which shares Ms. Gammell may be deemed to beneficially own as a result of her membership on the Voting Committee, 291,802 shares owned directly by Louise
    C. Gammell, 51,008 shares owned indirectly by Ms. Gammell as custodian for her son, John Scott Gammell, and 3,734 shares owned directly by Ms. Gammell's husband, Blake Gammell.

    (3) Includes 2,303,920 shares controlled by the Voting Committee, which shares Mr. Clyde may be deemed to beneficially own as a result of his membership on the Voting Committee, 127,684 shares owned indirectly by Richard C. Clyde through the Richard C. Clyde Trust and 85,290 shares owned indirectly by Patricia T. Clyde through the Patricia T. Clyde Trust.

    (4) Includes 2,303,920 shares controlled by the Voting Committee, which shares Ms. Salisbury may be deemed to beneficially own as a result of her membership on the Voting Committee, 199,506 shares owned directly by Carol
    C. Salisbury and 8,482 shares owned directly by her husband, David E. Salisbury.

    (5) Includes 2,303,920 shares controlled by the Voting Committee, which shares Mr. Clyde may be deemed to beneficially own as a result of his membership on the Voting Committee, 10,523 shares owned indirectly by Mr. Clyde through the William R. Clyde Family Trust and 182,540 shares owned indirectly by Mr. Clyde through the Wells Fargo Bank Trust.

    (6) Includes 2,303,920 shares controlled by the Voting Committee, which shares Mr. Clyde may be deemed to beneficially own as a result of his membership on the Voting Committee, 112,090 shares owned directly by Paul B. Clyde and 66,001 shares jointly owned by Paul B. and Jeanette P. Clyde (husband and wife).

    (7) Includes 2,303,920 shares controlled by the Voting Committee, which shares Ms. Cook may be deemed to beneficially own as a result of her membership on the Voting Committee, 9,784 shares owned indirectly by Ila C. Cook through the Ila C. Cook Family Trust, and 230,359 shares owned indirectly by Mrs. Cook through Invoc LLC, a family limited liability company.

    (8) Includes 120,639 shares owned directly by Wilford W. Clyde and 63,601 shares owned jointly by Wilford W. and Natalie Clyde (husband and wife).

    (9) Pursuant to the Voting Agreement among the Original CCI Shareholders, each Original CCI Shareholder has granted to the Voting Committee, comprised of William R. Clyde, Ila C. Cook, Louise C. Gammell, Carol C. Salisbury, Richard C. Clyde and Paul B. Clyde, the right to vote such shares on each matter to be voted upon by the shareholders of CCI. See Item 13 "Certain Relationships and Related Transactions--Voting Agreement."

    (10) In computing the aggregate number of shares owned by officers and Directors as a group, the shares controlled by the Voting Committee, which shares certain of the officers and directors may be deemed to beneficially own, are counted only once.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CONSUMMATION OF MERGER; CHANGE OF CONTROL

        A change of control of the Company occurred on June 30, 1998, the effective date of the merger (the "Merger") of Clyde, Geneva Rock, Utah Service and Beehive Insurance with and into wholly-owned subsidiaries of the Company. As a result of the Merger, Clyde, Geneva Rock, Utah Service and Beehive Insurance became wholly-owned subsidiaries of the Company, and the issued and outstanding shares of common stock of Clyde, Geneva Rock, Utah Service and Beehive Insurance were converted into Common Shares of the Company.

        In connection with the Merger, H. Michael Clyde and Tawna Clyde Smith were elected as directors of the Company. Also, Richard C. Clyde was elected as President and Chief Executive Officer of the Company, Wilford W. Clyde was elected as Vice President and Chief Operating Officer of the Company, Carol C. Salisbury was elected as Secretary, and Don C. McGee was elected as Assistant Secretary and Treasurer of the Company.

        The Merger was discussed in detail in the Company's Proxy
Statement/Prospectus dated May 13, 1998, which was furnished to all shareholders of the Company, Clyde, Geneva Rock, Utah Service and Beehive Insurance for use in connection with the June 19, 1998 Special Meetings of Shareholders at which the shareholders of each such company voted to approve the Merger.

APPRAISAL PROCEEDING

        In connection with the Merger of Clyde, Geneva Rock, Utah Service and Beehive Insurance (together referred to as the "Operating Companies") with and into the Company, 18 shareholders of the Operating Companies (the "Dissenting Shareholders"), who collectively owned the equivalent of 419,188 Common Shares of the Company, gave notice that they intended to exercise their statutory dissenters' rights and seek payment of the fair value of their shares. Following the consummation of the Merger on June 30, 1998, the Operating Companies paid the Dissenting Shareholders that properly exercised their dissenters rights an aggregate amount of $4,453,000 for the shares they owned in the Operating Companies, which is the amount the Operating Companies determined to be the fair value of the shares held by those Dissenting Shareholders immediately before the effective date of the Merger. All of the Dissenting Shareholders, except for the Estate of Scott Clyde, were paid $394.13, $2,779.36, $504.45 and $50.30 for each share of common stock they held in Clyde, Geneva Rock, Utah Service and Beehive Insurance, respectively. No payment was made to the Estate of Scott Clyde with respect to the shares of Clyde which it held, because it did not properly exercise its dissenter's rights with respect to Clyde.

        After receiving payment for the shares they owned in the Operating Companies, 16 of the Dissenting Shareholders, who collectively owned the equivalent of 243,223 Common Shares of the Company, notified the Operating Companies that, in their opinion, immediately before the effective date of the Merger the fair value of Clyde, Geneva Rock, Utah Service and Beehive Insurance was $657, $5,509, $975 and $116 per share, respectively, and they demanded payment of the difference between such amounts and the amounts paid to them by the Operating Companies, plus interest. The aggregate additional amount demanded by the Dissenting Shareholders, exclusive of interest, is approximately $2,361,666.

        The Operating Companies believe the amounts that were paid to the Dissenting Shareholders represented the fair value of the shares held by the Dissenting Shareholders on the date of the Merger. Accordingly, pursuant to Utah Code Annotated, as amended, Section 16-10A-1330, on November 3, 1998, the Operating Companies filed a Petition with the Third Judicial District Court of Salt Lake County (Case No. 980911145) to request the Court to determine the fair value of the shares of the Operating Companies held by the 16 Dissenting Shareholders who have demanded the payment of additional amounts for their shares. In addition, the Operating Companies requested a ruling to the effect that the Estate of Scott Clyde did not properly exercise its dissenter's rights with respect to Clyde and, therefore, is not entitled to payment for the shares of Clyde which it held. The Petition named the following Dissenting Shareholders as respondents: Terry Carlson; Scott Carlson; Claudia Snyder; Kenneth Snyder; Kurt Gramoll; Junko Gramoll; James Gramoll; Damon Clyde; Christina Schroeder; Brian Clyde; Ronald Clyde; Stephen W. Clyde; Robert Clyde; Marcia Clyde, as personal representative of the Estate of Daniel Clyde, deceased; Janice Clyde, personally; and Janice Clyde, as personal representative of the Estate of Scott Clyde, deceased.

        The Dissenting Shareholders filed a Motion for Partial Summary Judgment, and on March 11, 1999 the Court granted the motion and ruled, among other things, that in determining the fair value of the shares held by the Dissenting Shareholders, the Operating Companies may not apply a discount for minority interest. As of the date of this report, the Operating Companies had not determined whether they will appeal this ruling. While the Company believes that the amounts paid to the Dissenting Shareholders represented the fair value of the shares they held in the Operating Companies on the date of the Merger, there can be no assurance that the Court will not determine that the fair value of the Operating Companies was higher, and require that additional amounts be paid to the Dissenting Shareholders.

VOTING AGREEMENT

        In connection with the Merger, the then shareholders of the Company (the "Original CCI Shareholders") entered into a Voting Agreement dated as of November 14, 1997 (the "Voting Agreement") for the purpose of controlling the voting of the 2,303,920 shares of Common Stock of the Company owned by the Original CCI Shareholders, representing approximately 33.20% of the shares of Common Stock of the Company (the "Voting Agreement Shares"). Pursuant to the Voting Agreement, William R. Clyde, Ila C. Cook, Louise C. Gammell, Carol C. Salisbury, Richard C. Clyde and Paul B. Clyde (the "Voting Committee Members") have been appointed to act as a committee (the "Voting Committee") to determine how the Voting Agreement Shares will be voted on each matter to be voted upon by the shareholders of the Company. Each Voting Committee Member represents the other members of his or her family who are Original CCI Shareholders.

        Pursuant to the Voting Agreement, each Original CCI Shareholder has granted to the Voting Committee an irrevocable proxy, for a period of 10 years from November 13, 1997 (or until such time as the Voting Agreement is terminated), authorizing the Voting Committee to vote such shareholder's Voting Agreement Shares in accordance with the Voting Agreement. However, under the Voting Agreement, the Original CCI Shareholders retain their right to vote any shares of Common Stock which they own, other than the Voting Agreement Shares, as they wish. The Voting Agreement will remain in effect for 10 years, unless earlier terminated because (i) the Voting Committee Members unanimously agree in writing to terminate the Voting Agreement, (ii) the Company is in bankruptcy or receivership or is dissolved, (iii) the Company ceases it business, (iv) the Company enters into an underwriting agreement with respect to a public offering of its Common Stock in excess of $30,000,000, (v) the Company sells all or substantially all of its assets or is the non-surviving corporation in a merger, or (vi) there is only one Shareholder bound by the terms of the Voting Agreement.

        The Voting Agreement provides that an Original CCI Shareholder may not sell, transfer or otherwise dispose of any Voting Agreement Shares, except to
(i) a spouse of such Original CCI Shareholder, (ii) a child of such Original CCI Shareholder or such spouse, (iii) a trustee in trust for the benefit of such Original CCI Shareholder, such spouse or such child, (iv) the Company in the event such Original CCI Shareholder owns no Common Stock of the Company other than such Voting Agreement Shares and (v) a third party upon obtaining the prior written consent of the Committee Members. All transferees of the Voting Agreement Shares will be required to enter into the Voting Agreement and to receive and hold the Voting Agreement Shares subject to the terms and provisions of the Voting Agreement.

BYLAWS OF THE COMPANY

        Section 3.2(c) of the Company's Bylaws restricts the configuration of the Company's Board of Directors until November 12, 2002. Until that date, six of the Company's directors must be direct descendants (or the spouse of a direct descendant) of W.W. Clyde and two of the directors must be direct descendants (or the spouse of a direct descendant) of Edward Clyde. The Company's Bylaws require that there be between eight and eleven directors on the Board of Directors. There are currently eight directors on the Board, and this number may be increased to include as many as eleven directors. The effect of the foregoing restriction on the Board membership is that until November 12, 2002, the W.W. Clyde family will have effective control of the Board. Such control will give the W.W. Clyde family the ability to determine all matters that come before the Board, such as the amount which will be made available by the Company to fund the redemption of Common Shares pursuant to the Stock Redemption Plan described below, and the amount of dividends to be paid on the Common Shares.

EMPLOYMENT AGREEMENT

        In connection with the Merger, the Company entered into an Employment Agreement with Richard C. Clyde pursuant to which Richard C. Clyde is employed as President and Chief Executive Officer for a term of three years from and after June 1998. The Employment Agreement provides for a minimum annual base salary of $110,000 and a discretionary annual incentive bonus in an amount as the Board of Directors of the Company may determine. The Employment Agreement also provides that if Richard C. Clyde is terminated by the Company prior to the end of the term of employment, other than for cause, death or disability, the Company will pay him an amount equal to his annual salary multiplied by the number of years remaining under the term of the Employment Agreement.

STOCK REDEMPTION PLAN

        The Board of Directors of the Company has adopted a Stock Redemption Plan, pursuant to which it is anticipated that the Company will make funds available for the redemption of a limited number of shares of Common Stock each year beginning in 1999, on a date to be established each year by the Board of Directors (the "Redemption Date"). Each year commencing in 1999, as soon as practicable following the issuance by the Company's independent auditors of their report regarding the consolidated financial statements of the Company and its subsidiaries for the prior year, the Board of Directors will (i) cause an appraisal (or an update of a prior appraisal) of the Company to be completed by an independent individual or firm selected by the Board of Directors which will set forth a determination of the total fair market value of the Company as of the last day of the prior year (the "Appraisal Value"), and (ii) determine the amount which shall be made available, if any, by the Company on the Redemption Date to fund the redemption of shares of Common Stock (the "Redemption Fund"). The price to be paid to shareholders for each share of redeemed Common Stock (the "Redemption Price") will be an amount equal to the Appraisal Value divided by the number of shares of Common Stock outstanding on the last day of the prior year, discounted by 25%. The Redemption Fund (a) for the years 1999 through 2003 will be an amount which is greater than or equal to 7% and less than or equal to 15% of the net earnings of the Company (after taxes) for the prior year, and (b) for the years 2004 and thereafter will be an amount which is greater than or equal to 5% and less than or equal to 10% of the net earnings of the Company (after taxes) for the prior year. All shares of Common Stock will be eligible for redemption subject to and in accordance with the terms of the Stock Redemption Plan. In the event that the number of shares offered for redemption by shareholders is greater than the number of shares that can be redeemed from the Redemption Fund, such shares will be redeemed on a pro rata basis. Unused portions of the Redemption Fund will not be carried forward to increase the Redemption Fund in future years. The Stock Redemption Plan will be administered and interpreted by the Board of Directors of the Company in its sole and absolute discretion, and the Stock Redemption Plan may be amended or terminated, and/or the Redemption for any particular year may be canceled, upon a vote of more than 75% of the directors of the Company.

FAMILY RELATIONSHIPS; INTERRELATED MANAGEMENT

        Carol C. Salisbury formerly was the President of the Company and presently is a director and the Secretary of the Company. Mrs. Salisbury is: the wife of David E. Salisbury, who served as a member of the Task Force and is a director of Clyde; a sister of William R. Clyde, Ila C. Cook and Louise C. Gammell; and an aunt of Richard C. Clyde, Paul B. Clyde, Wilford W. Clyde, Steven L. Clyde, David O. Cook, A. Ray Gammell and B. Clyde Gammell.

        Ila C. Cook, a director of the Company is: the wife of Vernon O. Cook, who formerly was the Chairman of the Board of Utah Service, and is the mother of David O. Cook, who served as a member of the Task Force and is the President, Chief Executive Officer and a director of Utah Service; the sister of William R. Clyde, Louise C. Gammell and Carol C. Salisbury; and an aunt of Richard C. Clyde, Paul B. Clyde, Wilford W. Clyde, Steven L. Clyde, A. Ray Gammell and B. Clyde Gammell.

        William R. Clyde is a director of the Company, Clyde, Geneva Rock and Utah Service. William R. Clyde is: the father of Steven L. Clyde, who served as a member of the Task Force and is the Project Superintendent and a Director of Clyde; the brother of Ila C. Cook, Louise C. Gammell and Carol C. Salisbury; and an uncle of Richard C. Clyde, Paul B. Clyde, Wilford W. Clyde, David O. Cook, A. Ray Gammell and B. Clyde Gammell.

        Louise C. Gammell, a director of the Company, formerly was Secretary and Treasurer of the Company and a director of Utah Service. Mrs. Gammell is: the mother of A. Ray Gammell, who served as a member of the Task Force, and currently is the Vice President and a director of Utah Service and a director of Geneva Rock; the mother of B. Clyde Gammell, who is currently the Vice President and a Director of Beehive Insurance; the sister of William R. Clyde, Ila C. Cook and Carol C. Salisbury; and an aunt of Richard C. Clyde, Paul B. Clyde, Wilford
W. Clyde, Steven L. Clyde and David O. Cook.

        Paul B. Clyde, a director of the Company, served as a member of the Task Force. He currently is: President and a director of Clyde, and a director of Geneva Rock and Utah Service; the brother of Wilford W. Clyde, the Vice President and Chief Operating Officer of the Company, the President and a director of Geneva Rock, a director of Clyde and Beehive Insurance, and served as a member of the Task Force; and a nephew of William R. Clyde, Ila C. Cook, Louise C. Gammell and Carol C. Salisbury.

        Richard C. Clyde, a director, President and Chief Executive Officer of the Company, served as a member of the Task Force. Mr. Clyde formerly was the President and General Manager of Clyde. He is: a director of Clyde, Geneva Rock and Beehive Insurance; the father of Jeffrey R. Clyde, who is currently the Contracts Manager and a director of Clyde; and a nephew of William R. Clyde, Ila
C. Cook, Louise C. Gammell and Carol C. Salisbury.

        Wilford W. Clyde, Vice President and the Chief Operating Officer of the Company, served as a member of the Task Force. He is the President of Geneva Rock, a director of Clyde, Geneva Rock and Beehive Insurance, is the brother of Paul B. Clyde, who was a member of the Task Force and currently is a director and the President of Clyde, and a director of Clyde, CCI, Geneva Rock and Utah Service; and a nephew of William R. Clyde, Ila C. Cook, Louise C. Gammell and Carol C. Salisbury.

        H. Michael Clyde, a director of the Company, is the son of Hal M. Clyde, who served as a member of the Task Force, and currently is: a director of Utah Service and Beehive Insurance; and a nephew of Norman D. Clyde, who served as a member of the Task Force and a director of Utah Service, Clyde, Geneva Rock, and Beehive Insurance.

        Tawna Clyde Smith, a director of the Company, is the daughter of Norman D Clyde, who served as a member of the Task Force and currently is a director of Utah Service, Clyde, Geneva Rock, and Beehive Insurance; and a niece of Hal M. Clyde, who served as a member of the Task Force and currently is a Director of Utah Service and Beehive Insurance.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)                Financial Statements

                      Report of Certified Public Accountants                           F-1

                      Consolidated Balance Sheets at December 31, 1998 and 1997        F-2

                      Consolidated Statements of Earnings for the years ended
                      December 31, 1998, 1997 and 1996                                 F-4

                      Consolidated Statement of  Stockholders' Equity
                      for the years ended December 31, 1998, 1997 and 1996             F-5

                      Consolidated Statements of Cash Flows for the years ended
                      December 31, 1998, 1997 and 1996                                 F-6

                      Notes to Consolidated Financial Statements                       F-8


(a)(2)                Financial Statement Schedules - not applicable


(a)(3)                The following exhibits are filed herewith or incorporated by reference:

Exhibit
Number                Exhibit
------                -------
2.2            Amended and Restated Agreement and Plan of Merger dated as of November 13,
                 1997 by and among CCI, W.W. Clyde Reorganization Corporation, Clyde, Geneva
                 Rock Reorganization Corporation, Geneva Rock, Utah Service Reorganization
                 Corporation, Utah Service, Beehive Insurance Reorganization Corporation and
                 Beehive Insurance*

3.1            Articles of Incorporation of the Company*

3.2            Bylaws of the Company*

4.2            Form of the Company's Common Stock Certificate*

10.1           Voting Agreement dated November 14, 1997 among the persons named on Schedule 1 thereto*

EXHIBIT
NUMBER
------
10.2           Stock Redemption Plan adopted by the Board of Directors of the Company as of
                 November 12, 1997*

10.3           Employment Agreement between the Company and Richard C. Clyde*

[Geneva Rock Material Contracts:  Exhibits 10.4-10.10C]

10.4           Promissory Note dated June 28, 1996 in favor of J&J Mill and Lumber Company*

10.5           Promissory Note dated October 18, 1994 in favor of Ideal Concrete Corporation*

10.10B         Purchase Order dated May 29, 1997 from Jacobsen, Okland Joint Venture regarding Little America Grand Hotel project*

10.10C         Material Contract dated September 12, 1997 between Geneva Rock and Wasatch
                 Constructors*

[Clyde Material Contracts:  Exhibits 10.11-10.17]

10.11          Contract dated May 13, 1998, between Clyde and Draper City

10.12          Contract No. ES-01 dated July 21, 1997 between Clyde and Kennecott Utah Copper
                 Corporation*

10.13          Agreement dated September 12, 1997 between Clyde and Sun River St. George
                 Development, L.C.*

10.28          Retirement Plan for Employees of Clyde, Geneva Rock and Beehive Insurance*

21             Subsidiaries of the Registrant.

27.1           Financial Data Schedule

 99.2          Valuation report of Houlihan Valuation Advisors with respect to Clyde*

 99.3          Valuation report of Houlihan Valuation Advisors with respect to Geneva Rock*

 99.4          Valuation report of Houlihan Valuation Advisors with respect to Utah Service*

99.5           Valuation report of Houlihan  Valuation Advisors with respect to Beehive
               Insurance*

* Incorporated by reference to Registrant's Registration Statement dated May 13, 1998.

(b)            Reports on Form 8-K

               No report on Form 8-K was filed during the quarter ended December 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CLYDE COMPANIES, INC.


                                            By  /s/ Richard C. Clyde
                                               --------------------------------
Date: March 19, 1999                            Richard C. Clyde, President and
                                                Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: March 19, 1999                        By  /s/ Richard C. Clyde
                                                ---------------------------------------
                                                  Richard C. Clyde, Director
                                                  (Principal Executive Officer)

Date: March 19, 1999                        By  /s/ Don C. McGee
                                                ---------------------------------------
                                                  Don C. McGee, Treasurer
                                                  (Principal Financial and
                                                  Accounting Officer

Date: March 25, 1999                        By  /s/ Carol C. Salisbury
                                                ---------------------------------------
                                                  Carol C. Salisbury, Director

Date: March 25, 1999                        By  /s/ Ila C. Cook
                                                ---------------------------------------
                                                  Ila C. Cook, Director

Date: March 19, 1999                        By  /s/ William R. Clyde
                                                ---------------------------------------
                                                  William R. Clyde, Director

Date: March 19, 1999                        By  /s/ Louise C. Gammell
                                                ---------------------------------------
                                                  Louise C. Gammell, Director

Date: March 19, 1999                        By  /s/ Paul B. Clyde
                                                ---------------------------------------
                                                  Paul B. Clyde, Director

Date: __________, 1999                      By _________________________________
                                                  H. Michael Clyde, Director


Date: March 19, 1999                        By  /s/ Tawna Clyde Smith
                                                ---------------------------------------
                                                  Tawna Clyde Smith, Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

        As of the date hereof, no Annual Report or proxy material has been sent to Registrant's security holders. Registrant intends to furnish proxy materials to its security holders, together with a copy of this Form 10-K Annual Report, in connection with Registrant's 1999 Annual Meeting of Shareholders. Registrant shall furnish copies of such proxy materials to the Commission when such materials are sent to Registrant's security holders.

                              REPORT OF INDEPENDENT
                          CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Clyde Companies, Inc.


We have audited the accompanying consolidated balance sheets of Clyde Companies, Inc. and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Clyde Companies, Inc. and Subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                         GRANT THORNTON LLP

Provo, Utah
February 12, 1999, except for Note L for which the date is March 11, 1999.

                     Clyde Companies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                             (dollars in thousands)

                                                                 1998         1997
                                                            ---------       ---------
CURRENT ASSETS
   Cash and cash equivalents                                $  17,421       $      14
   Held-to-maturity investments                                 4,000              --
   Accounts receivable, net                                    27,813              --
   Inventories (Note C)                                        12,033              --
   Costs and estimated earnings in excess of billings
     on uncompleted contracts (Note D)                          1,184              --
   Deferred income taxes (Note H)                                 275              --
   Income taxes receivable                                      1,762              --
   Other assets                                                   275               9
                                                            ---------       ---------
         Total current assets                                  64,763              23

PROPERTY, PLANT AND EQUIPMENT, AT COST (Notes E and I)        151,663              --

   Less accumulated depreciation and amortization             (77,503)             --
                                                            ---------       ---------
                                                               74,160              --

LAND (Note I)                                                   5,192              --

INTANGIBLE ASSETS, net                                         20,574              --

DEFERRED PENSION COSTS                                            511              --

INVESTMENT IN AFFILIATES (Note L)                                  --          27,433

OTHER ASSETS, AT COST, net                                      2,531             338
                                                            ---------       ---------
                                                            $ 167,731       $  27,794
                                                            =========       =========



        The accompanying notes are an integral part of these statements.

                     Clyde Companies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                             (dollars in thousands)

                                                                    1998           1997
                                                                 ---------       ---------
CURRENT LIABILITIES
   Accounts payable                                              $  13,134       $      --
   Accrued expenses (Note F)                                         3,869              --
   Current portion of long-term obligations (Note I)                 3,303              --
   Billings in excess of costs and estimated earnings on
     uncompleted contracts (Note D)                                     55              --
   Due to related party                                                 --             338
                                                                 ---------       ---------
         Total current liabilities                                  20,361             338

LONG-TERM OBLIGATIONS, net of current portion (Note I)               6,586              --

ACCRUED PENSION COSTS, less current portion (Note J)                 1,241              --

DEFERRED INCOME TAXES (Note H)                                      30,827          10,039

COMMITMENTS AND CONTINGENCIES (Notes G, J, K and L)                     --              --

STOCKHOLDERS' EQUITY (Note L)

   Common stock, no par value; authorized 10,000,000
     shares; issued and outstanding 6,554,317 and 2,303,920
     shares in 1998 and 1997, respectively                          90,901             707
   Retained earnings                                                17,887          16,710
   Accumulated other comprehensive loss                                (72)             --
                                                                 ---------       ---------
         Total stockholders' equity                                108,716          17,417
                                                                 ---------       ---------
                                                                 $ 167,731       $  27,794
                                                                 =========       =========

                     Clyde Companies, Inc. and Subsidiaries

                       CONSOLIDATED STATEMENTS OF EARNINGS

                             Year Ended December 31,

                  (dollars in thousands, except per share data)

                                                              1998              1997             1996
                                                          -----------       -----------      -----------
Revenues, net                                             $   107,987       $       487      $       404
Cost of goods sold                                             89,125                --               --
                                                          -----------       -----------      -----------
         Gross profit                                          18,862               487              404

General and administrative expenses                             7,419                 8                6
                                                          -----------       -----------      -----------
         Operating profit                                      11,443               479              398

Other income (expense)
   Interest income, net                                            65                 2                1
   Loss on disposal of property, plant and equipment              (23)               --               --
   Other income, net                                               48                --               --
   Equity in net earnings of affiliates (Note L)                  535             2,375            2,503
                                                          -----------       -----------      -----------
                                                                  625             2,377            2,504
                                                          -----------       -----------      -----------
         Earnings before income taxes                          12,068             2,856            2,902

Income taxes (Note H)                                           4,471               928              967
                                                          -----------       -----------      -----------
         NET EARNINGS                                     $     7,597       $     1,928      $     1,935
                                                          ===========       ===========      ===========

Earnings per common share - basic                         $      1.69       $      0.84      $      0.84
                                                          ===========       ===========      ===========

Weighted-average shares outstanding                         4,493,184         2,303,920        2,303,920
                                                          ===========       ===========      ===========



        The accompanying notes are an integral part of these statements.

                     Clyde Companies, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                  Years ended December 31, 1998, 1997 and 1996

                             (dollars in thousands)

                                                           Accumulated
                                     Common Stock             other
                                  Number                   comprehensive  Retained
                                of shares        Amount        loss        earnings       Total
                                ----------     ---------  --------------  ----------     --------
Balance at January 1, 1996        2,303,920          707     $     --      $ 13,647      $  14,354

Net earnings                             --           --           --         1,935          1,935

Cash dividends                           --           --           --          (359)          (359)
                                 ----------      -------     --------      --------      ---------
Balance at December 31, 1996      2,303,920          707           --        15,223         15,930

Net earnings                             --           --           --         1,928          1,928

Cash dividends                           --           --           --          (441)          (441)
                                 ----------      -------     --------      --------      ---------
Balance at December 31, 1997      2,303,920          707                     16,710        17,417

Comprehensive income
   Net earnings                          --           --           --         7,597          7,597
   Adjustment to excess
     pension obligation                  --           --          (72)           --            (72)
                                                                                         ---------
      Comprehensive income                                                                   7,525

Stock issued in merger (Note L)   4,634,791       90,194           --            --         90,194

Cash paid to dissenting
  stockholders (Note L)            (384,394)          --           --        (4,453)        (4,453)

Cash dividends                           --           --           --        (1,967)        (1,967)
                                 ----------      -------     --------      --------      ---------
Balance at December 31, 1998      6,554,317      $90,901     $    (72)     $ 17,887      $ 108,716
                                 ==========      =======     ========      ========      =========




         The accompanying notes are an integral part of this statement.

                     Clyde Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                             (dollars in thousands)

                                                               1998          1997          1996
                                                             --------      --------     --------
Increase in cash and cash equivalents
   Cash flows from operating activities
      Net earnings                                           $  7,597      $  1,928     $  1,935
      Adjustments to reconcile net earnings to
        net cash provided by operating activities
         Depreciation and amortization                          8,152             -            -
         Equity in net earnings of affiliates                    (535)       (2,375)      (2,503)
         Loss on the disposal of property, plant
           and equipment                                           23             -            -
         Deferred income taxes                                   (447)          886          934
         Deferred pension costs                                    55             -            -
         Changes in assets and liabilities
            Due to related party                                  210           338            -
            Accounts receivable                                 4,413             -            -
            Other current assets                                  925            (5)           -
            Inventories                                        (1,475)            -            -
            Costs and estimated earnings in excess
              of billings on uncompleted contracts               (209)            -            -
            Other assets                                          121          (338)           -
            Accounts payable                                    5,402             -            -
            Accrued expenses                                     (876)           (6)         (16)
            Income taxes receivable                            (1,762)            -            -
            Billings in excess of costs and
              estimated earnings on uncompleted                   (82)            -            -
              contracts
                                                             --------      --------     --------
               Total adjustments                               13,195        (1,500)      (1,585)
                                                             --------      --------     --------
               Net cash provided by
                 operating activities                          21,512           428          350
                                                             --------      --------     --------
   Cash flows from investing activities
      Cash payments for the purchase of property,
        plant and equipment                                   (15,826)            -            -
      Proceeds from the sale of property, plant and
        equipment                                                 244             -            -
      Cash acquired in merger                                  18,022             -            -
      Increase in held-to-maturity investments                 (4,000)            -            -
                                                             --------      --------     --------
               Net cash used in
                 investing activities                          (1,560)            -            -
                                                             --------      --------     --------

                                   (continued)

                            Clyde Companies, Inc. and Subsidiaries

                                   Year ended December 31,

                                    (dollars in thousands)

                                                               1998          1997          1996
                                                             --------      --------     --------
   Cash flows from financing activities
      Cash paid to dissenting stockholders                     (4,453)            -            -
      Proceeds from issuance of long-term
        obligations                                             4,050             -            -
      Repayment of long-term obligations                         (175)            -            -
      Dividends paid                                           (1,967)         (441)        (359)
                                                             --------      --------     --------
               Net cash used in
                 investing activities                          (2,545)         (441)        (359)
                                                             --------      --------     --------
               Net increase (decrease) in cash                 17,407           (13)          (9)

Cash and cash equivalents at beginning of year                     14            27           36
                                                             --------      --------     --------
Cash and cash equivalents at end of year                     $ 17,421      $     14     $     27
                                                             ========      ========     ========
Supplement disclosures of cash flow information
   Cash paid during the year for
      Income taxes                                           $  6,128      $     34     $     40
      Interest                                                    899            --           --

Noncash investing activities
As explained in the notes to these financial statements, a merger was consummated on June 30, 1998, where the following was recorded:
      Assets
        Current assets                                       $ 62,972
        Property, plant, equipment and land                    71,349
        Previous investment in subsidiaries                   (27,967)
        Intangible assets                                      21,170
        Other long-term assets                                  2,369
                                                             ---------
                                                              129,893
      Liabilities
        Current Liabilities                                   (12,829)
        Long-term Liabilities                                 (26,870)
                                                             ---------
                                                              (39,699)

      Common stock issued                                    $ 90,194
                                                             ========

Included in the current assets acquired is $18,022 of cash.

        The accompanying notes are an integral part of these statements.

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

      1.  Financial statements presentation

      The consolidated financial statements of Clyde Companies, Inc. and Subsidiaries (the Company) include the accounts of Clyde Companies, Inc. a holding company and its wholly-owned subsidiaries, Geneva Rock Products, Inc. (Geneva), W.W. Clyde & Co. (W.W. Clyde), Utah Service, Inc. (Utah), Beehive Insurance Agency, Inc. (Beehive), and J & J Building Supply, Inc. (J & J), which is a wholly-owned subsidiary of Geneva Rock Products, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.

      2.  Business activity

      The Company operates in one business segment as a construction services and materials provider. The activities of each operating subsidiary are outlined below.

      Geneva is engaged in the manufacturing and distribution of construction materials consisting primarily of concrete, asphalt, sand, and gravel products. Geneva has manufacturing facilities in Utah.

      In 1996, Geneva formed J & J which acquired the assets of J & J Mill & Lumber Supply Co. of St. George, Utah. Also during 1996, J & J acquired the assets of Quality Concrete, a ready-mix concrete producer located in Cedar City, Utah. J & J is headquartered in St. George, Utah and also has operations in Cedar City, Utah and Mesquite, Nevada. J & J's primary construction products consist of concrete, sand, gravel and concrete block products, which it produces through its concrete block plant in St. George, and other building materials, such as lumber, sheet rock, roofing, and hardware products, which it sells through its stores in St. George and Cedar City. Subsequent to December 31, 1998, Geneva dividended its ownership in J&J to Clyde Companies, Inc.

      In addition to manufacturing and distributing construction materials, Geneva and J & J also perform certain construction services. These services include excavation and light city construction of streets and parking lots.

      W.W. Clyde is involved in the construction of highways, bridges, dams, and other types of construction work involving the moving of large quantities of earth. Work is primarily performed in the private and governmental sectors of Utah and Wyoming.

      Utah is a retailer of lumber, hardware, home improvement and petroleum products.

      Beehive is an independent insurance agency selling all types of insurance to the Company and the general public.

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      3.  Cash and cash equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

      4.  Held-to-maturity investments

      Investments are classified as held-to-maturity investments. Held-to-maturity investments consist of certificates of deposit that management has the positive intent and ability to hold to maturity. These investments are carried at amortized cost, which approximate fair value. Of the $4,000 of held-to-maturity investments at December 31, 1998, approximately $750 are pledged as collateral on a construction project.

      5.  Inventories

      Inventories consist of sand, gravel, cement, additives, equipment maintenance parts, and purchased products. The sand and gravel as well as block and masonry components of inventory are self-produced. All inventories are valued at the lower of cost or market using the first-in, first-out method.

      6.  Property, plant and equipment

      Property and equipment are stated at cost. Expenditures for maintenance and repairs are charged to operations as incurred, whereas major replacements and improvements are capitalized and subsequently depreciated. Depreciation and amortization is provided on a declining balance and straight-line basis over the lesser of the estimated useful lives of the assets or the life of the respective lease, if applicable. Depletion is provided on a unit of production basis.

      The estimated useful lives used for depreciation and amortization are as follows:

                                                                 Years
                                                                 -----
          Buildings                                              10-33
          Office equipment                                       5-10
          Machinery and equipment                                5-10
          Transportation equipment                                5-8
          Batch plant                                            8-10
          Wells                                                   20

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      7. Intangible assets

      Intangible assets at December 31, 1998 consisted primarily of goodwill recorded in the merger explained in Note L. Goodwill is being amortized over fifteen years. The accumulated amortization was $1,034 at December 31, 1998.

      On an ongoing basis, management reviews the valuation and amortization of intangible assets to determine possible impairment by comparing the carrying value to the undiscounted estimated future cash flows of the related assets. If the sum of the expected future cash flows is less than the carrying amount of goodwill, an impairment loss is recognized. Any necessary adjustment would reduce the goodwill and related assets to their fair value. The resulting loss is reported as a component of operating profit.

      8.  Revenue recognition

      Product revenue is recognized as products are delivered. Contract revenue is recognized on the percentage-of-completion method, measured by the percentage of cost incurred to date to estimated total cost for each contract.

      As these long-term contracts extend over one or more years, revisions in cost and profit estimates during the course of the work are reflected in the accounting period in which the facts become known. At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss is recognized.

      9.  Income taxes

      The Company utilizes the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. An allowance against deferred tax assets is recorded in whole or in part when it is more likely than not that such tax benefits will not be realized.

      10. Use of estimates

      In preparing the Company's financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.


      11. Fair value of financial instruments

      The carrying value of the Company's cash and cash equivalents, trade receivables, notes payable and trade payables approximates their fair values due to their short-term nature.

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

      12. Earnings per share

      Basic earnings per common share is based on the weighted average number of common shares outstanding during each period. Diluted earnings per common share is substantially the same as basic earnings per common share.

      13. Comprehensive income

      Effective for periods beginning after December 15, 1997, Statement of Financial Accounting Standards No. 130 requires financial statements to include details of comprehensive income that arise in the reporting period. Comprehensive income is defined as all changes in equity during a period except those resulting from investments by owners and distributions to owners. Classifications within other comprehensive income include foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities.

      The Company's only comprehensive income item results from net losses recognized as an additional pension liability not yet recognized as net periodic pension cost.


NOTE B - CREDIT CONCENTRATION

      The Company maintains cash balances at several financial institutions located in the United States. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100. Uninsured balances aggregate to approximately $9,713 at December 31, 1998. The Company also maintains a cash balance with a brokerage firm. The money market carrying value at December 31, 1998 is $205. The account is guaranteed by the brokerage company with U.S. treasury bills, which are not insured.

      Financial instruments which potentially subject the Company to credit risk concentration consist primarily of trade accounts receivable. The Company sells to customers in the construction industry in Utah, Nevada and Wyoming. The Company performs ongoing credit evaluations of its customers. Historically, the Company has not experienced significant losses on receivables. The Company generally does not require collateral. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)


NOTE C - INVENTORIES

      Inventories consist of the following:

                                                    1998             1997
                                                   -------          ------
            Retail goods                           $ 3,893          $   --
            Finished goods                           2,916              --
            Raw materials                            4,056              --
            Supplies                                 1,168              --
                                                   -------          ------
                                                   $12,033          $   --
                                                   =======          ======


NOTE D - CONTRACTS IN PROGRESS

      Costs incurred to date, estimated earnings, and the related progress billings to date on contracts in progress are as follows:

                                                     1998           1997
                                                   -------         -------
      Costs incurred to date                       $13,411         $    --
      Estimated earnings                             1,681              --
                                                   -------         -------
      Revenue recognized                            15,092              --
      Progress billings to date                     13,963              --
                                                   -------         -------
                                                   $ 1,129         $    --
                                                   =======         =======

      Included in the accompanying balance sheets under the following captions:

                                                            1998         1997
                                                          -------       -----
      Costs and estimated earnings  in excess of
        billings on contracts in progress                 $ 1,184       $  --

      Billings in excess of costs and estimated
        earnings on contracts in progress                     (55)         --
                                                          -------       -----
                                                          $ 1,129       $  --
                                                          =======       =====

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)


NOTE E - PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment consists of the following:

                                                       1998          1997
                                                    --------         -----
      Depletable reserves                           $ 21,353         $ --
      Buildings                                       12,356            --
      Office equipment                                 1,520            --
      Machinery and equipment                         71,365            --
      Transportation equipment                        33,731            --
      Batch plant and wells                           11,338            --
                                                    --------         -----
                                                    $151,663         $ --
                                                    ========         =====


NOTE F - ACCRUED EXPENSES

      Accrued expenses consist of the following:

                                                          1998        1997
                                                         ------       ----
      Payroll, payroll taxes and benefits                $1,643        $-
      Interest                                              310         --
      Sales taxes                                           464         --
      Current portion of pension liability                  650         --
      Other                                                 802         --
                                                         ------       ----
                                                         $3,869       $ --
                                                         ======       ====


NOTE G - LINES-OF-CREDIT

      At December 31, 1998, the Company has $3,500 of noncollateralized lines-of-credit with a financial institution. Interest is charged at LIBOR plus 150 basis points. The lines-of-credit are scheduled for renewal on May 30, 1999. At December 31, 1998, no amount was outstanding on these lines-of-credit.

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)


NOTE H - INCOME TAXES

      Income tax expense (benefit) consists of the following:

                                        1998            1997          1996
                                      -------           ----          ----
      Current
         Federal                      $ 4,395           $ 18          $ 14
         State                            661             24            19
                                      -------           ----          ----
                                        5,056             42            33
      Deferred
         Federal                         (507)           767           809
         State                            (78)           119           125
                                      -------           ----          ----
                                         (585)           886           934
                                      -------           ----          ----
                                      $ 4,471           $928          $967
                                      =======           ====          ====

      The income tax provision reconciled to the tax computed at the statutory Federal rate of 34 percent is:

                                                    1998        1997         1996
                                                  -------       -----       -----
      Income taxes at statutory rate              $ 4,103       $ 971       $ 987
      State income taxes, net of federal tax
        benefit                                       398          94          95
      Depletion                                      (159)         --          --
      Nondeductible expenses                           12          --          --
      Dividends received deduction                     --        (132)       (110)
      All other, net                                  117          (5)         (5)
                                                  -------       -----       -----
                                                  $ 4,471       $ 928       $ 967
                                                  =======       =====       =====

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)

NOTE H - INCOME TAXES - CONTINUED

      Deferred tax assets and liabilities consist of the following:

                                                                    1998        1997
                                                                 --------      --------
       Current deferred tax assets (liabilities)
         Allowance for uncollectible accounts                    $    118      $     --
         Accrued vacation                                             192            --
         Inventory                                                      2            --
         Contract accounting                                          (37)           --
                                                                 --------      --------
                                                                      275            --
                                                                 --------      --------
      Long-term deferred tax assets (liabilities)
         Property, plant and equipment temporary differences       (1,485)           --
         Excess tax over book depreciation                         (3,570)           --
         Amortization of intangible assets                              2            --
         Investment in subsidiaries                               (18,801)      (10,039)
         Accrued pension cost                                         365            --
         Dividends from cooperative                                   (18)           --
         Purchase adjustment due to merger                         (7,320)           --
                                                                 --------      --------
                                                                 $(30,827)     $(10,039)
                                                                 ========      ========

NOTE I - LONG-TERM OBLIGATIONS

Long-term obligations consist of the following:

                                                                  1998         1997
                                                                 ------        ----
      8.5% note payable to a partnership (the Company
        was a partner in the partnership) with two
        annual payments of $2,287 including interest;
        matures October 2000; collateralized by the real
        property which was purchased from the
        partnership for $6,180                                   $4,050        $ --

      Variable rate note payable to a concrete company,
        interest at 2% below the commercial loan variable
        rate (8.5% at December 31, 1998), monthly
        payments of $16 plus interest; matures
        October 1999; collateralized by real property               163          --

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)

NOTE I - LONG TERM OBLIGATIONS - CONTINUED

                                                                  1998         1997
                                                                 ------        ----
        Noninterest note payable to two employees for
         noncompetition and confidentiality agreements;
         annual payments of $28 ($14 in 1998) including
         interest; matures April 2000; not collateralized.            55          --

       8.25% note payable for assumed debt in the purchase
         of J & J with annual payments of $1,298 including
         interest; matures June 2003; collateralized by
         real property.                                            5,127          --

       10% note payable to an individual with monthly
         payments of $1, including interest; matures May
         2002; collateralized by real property.                       54          --

       8.5% note payable to an individual with
         semi-annual payments of $13, plus interest;
         collateralized by real property.                            113          --

       Noninterest note payable to an individual due on
         July 1, 1999; collateralized by real property.               47          --

       8% obligations under capital leases for equipment;
         $221 and $59 due in 1999 and 2000 respectively;
         collateralized by equipment.                                280          --
                                                                  ------       -----
                                                                   9,889          --
       Less current portion                                        3,303          --
                                                                  ------       -----
                                                                  $6,586       $  --
                                                                  ======       =====

Future maturities of long-term obligations are as follows:

       Year ending December 31,
       ------------------------
          1999                                                     $3,303
          2000                                                      3,181
          2001                                                      1,067
          2002                                                      1,142
          2003                                                      1,196
          Thereafter                                                   --
                                                                   ------
                                                                   $9,889
                                                                   ======

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)


NOTE J - PENSION PLAN

      The Company has a defined benefit pension plan covering all nonbargaining employees who meet age and length of service requirements. The benefits are based on years of service and the employee's compensation during the last five years of employment. The Company's funding policy is to contribute annually an amount that can be deducted for federal income tax purposes. Contributions are intended to provide not only for benefits attributed to services to date but also for those benefits expected to be earned in the future. Contributions vest to the employees at the end of five years of service.

                                                            Year ended December 31,
                                                            ----------------------
                                                               1998          1997
                                                             -------       -------
      Change in benefit obligation
         Benefit obligation at beginning of year             $    --       $    --
         Benefit obligation assumed in merger                  6,869            --
         Service cost                                            309            --
         Interest cost                                           204            --
         Actuarial loss                                          533            --
         Benefits paid                                           (43)           --
                                                             -------       -------
         Benefit obligation at end of year                     7,872            --
                                                             -------       -------
      Change in plan assets
         Fair value of plan assets at beginning of year           --            --
         Fair value of plan assets acquired in merger          4,126            --
         Actual return on plan assets                            127            --
         Employer contribution                                   183            --
         Benefits paid                                           (43)           --
                                                             -------       -------
         Fair value of plan assets at end of year              4,393            --
                                                             -------       -------

         Funded status at beginning of year                       --            --
         Funded status assumed in merger                      (3,479)           --
         Unrecognized net actuarial loss                       2,140            --
         Unrecognized net obligation                             115            --
         Unrecognized prior service cost                         (84)           --
                                                             -------       -------
         Accrued benefit costs                               $(1,308)      $    --
                                                             =======       =======

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)


NOTE J - PENSION PLAN - CONTINUED

      The components of net periodic pension cost are as follows:

                                                   Year ended December 31,
                                                -----------------------------
                                                 1998       1997        1996
                                                -----       -----      ------
      Service cost                              $ 309       $  --      $   --
      Interest cost                               204          --          --
      Expected return on plan assets             (132)         --          --
      Amortization of net obligations              (8)         --          --
      Amortization of prior service cost            9          --          --
      Recognized net actuarial gain                (9)         --          --
                                                -----       -----      ------
                                                $ 373       $  --      $   --
                                                =====       =====      ======

      The weighted-average discount rate used in determining the actuarial present value of the projected benefit obligation was 6.5 percent for the year ended December 31, 1998. The expected long-term rate of return was
      7.5 percent for the year ended December 31, 1998. The expected average percentage increase in compensation levels was 4 percent for the year ended December 31, 1998.


NOTE K - COMMITMENTS AND CONTINGENCIES

      1. Operating leases

      The Company has entered into several long-term leases of real property and has assumed leases on machinery and equipment and trucks and vehicles with monthly payments ranging from $1 to $18 and expiring in various years through 2005. These leases are classified as operating leases. The real property leases have four, five year renewal options and options to cancel without penalties provided that six month's notice is given. The terms of the leases call for payments of property taxes and repairs and maintenance expenditures to be made by the Company.

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)


NOTE K - COMMITMENTS AND CONTINGENCIES - CONTINUED

      The future minimum lease payments required under long-term, non-cancelable leases are as follows:

         Year ending
         December 31,                                                    Total
         ------------                                                   --------
            1999                                                        $ 4,266
            2000                                                          4,065
            2001                                                          2,694
            2002                                                          1,371
            2003                                                            397
            Thereafter                                                        7
                                                                        -------
                                                                        $12,800
                                                                        =======

      Rent expense for the year ended December 31, 1998, approximated $6,076 (none in 1997 and 1996).

      2. Purchase commitments

      The Company has committed, at December 31, 1998, to obtain through operating leases machinery and equipment in the amount of $7,552 that will be delivered in 1999.

      3. Stock redemption plan

      Commencing in 1999, the Company will make funds available for the redemption of a limited number of shares of its Common Stock pursuant to the Company's Stock Redemption Plan. The Stock Redemption Plan provides for a Redemption Fund (a) for the years 1999 through 2003 in an amount which is greater than or equal to 7% and less than or equal to 15% of the net earnings of the Company (after taxes) for the prior year and (b) for the years 2004 and thereafter an amount which is greater than or equal to 5% and less than or equal to 10% of net earnings of the Company (after taxes) for the prior year.

      4. Contingencies

      The Company is from time to time involved in litigation in the normal course of business. In the opinion of management, at December 31, 1998, there was no contingency that would have a material impact on the financial condition of the Company. See Note L for a discussion on the litigation with the dissenting stockholders.

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)

NOTE L - AGREEMENT AND PLAN OF MERGER

      The merger ("Merger") of W.W. Clyde, Geneva, Utah and Beehive (the "Operating Companies") with and into wholly-owned subsidiaries of the Company was consummated as of June 30, 1998, and in connection therewith, 4,634,791 shares of common stock of the Company were issued. Each of the Operating Companies was affiliated with the Company as a result of common stockholders, common directors, and the Company's minority equity investment in each entity. Each Operating Company now is a wholly-owned subsidiary of the Company.

      The Merger was effected by exchanging shares of the Company's common stock for shares of common stock of each Operating Company held by their respective stockholders. The Merger was accounted for using the "purchase" method of accounting. The exchange ratios used in determining the number of shares to be exchanged were based upon independent valuations of each Operating Company.

      The purchase method of accounting requires consolidated results of operations to be reflected only from the date of Merger forward. Because the Merger was consummated on June 30, 1998, consolidated operating results are included only in the consolidated statements of earnings for the six months ended December 31, 1998. Prior to June 30, 1998, the Company recorded only its equity in the net earnings of the Operating Companies.

      The following pro forma consolidated data for the years ended December 31, 1998 and 1997 presents the results of operations of the Company as if the Operating Companies had merged on January 1, 1997 (in thousands except per share data). This data does not purport to be indicative of the results of operations of the Company that might have occurred nor which might occur in the future.

                                                          Year            Year
                                                         Ended           Ended
                                                       December 31,    December 31,
                                                           1998            1997
                                                       ------------    ------------
        Pro forma net revenues                            $175,378       $158,473
        Pro forma net earnings                               7,824          5,899
        Pro forma earnings per common
          share - basic                                       1.19           0.90

      The property, plant and equipment acquired by the Company in the Merger will be depreciated over periods ranging from 3 to 12 years, and the intangible assets are to be amortized over 15 years.

      In connection with the Merger, 18 stockholders of the Operating Companies (the "Dissenting Stockholders"), who collectively own the equivalent of 419,188 shares of common stock of the Company, gave notice that they intend to exercise their statutory dissenters' rights and seek payment of the fair value of their shares. Following the consummation of the Merger, certain of the Dissenting Stockholders were paid an

                     Clyde Companies, Inc. and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1998, 1997 and 1996

                             (dollars in thousands)


NOTE L - AGREEMENT AND PLAN OF MERGER - CONTINUED

      aggregate of $4,453 for their shares, which is the amount management of the Operating Companies determined to be the fair value of the shares held by the Dissenting Stockholders immediately before the effective date of the Merger.

      After receiving payment for their shares in the Operating Companies, 16 of the Dissenting Stockholders, who collectively own the equivalent of 243,223 shares of common stock of the Company, notified the Operating Companies that, in their opinion, the fair value of their shares on the date of the Merger was greater than the amounts which the Operating Companies had paid to them for their shares, and they demanded that the Operating Companies pay them an additional aggregate amount of approximately $2,362, plus interest. This amount is not reflected in the consolidated financial statements of the Company.

      The Operating Companies believe that the amounts paid to those Dissenting Stockholders that properly exercised their dissenters rights represented the fair value of their shares immediately before the effective date of the Merger. Accordingly, on November 3, 1998 the Operating Companies filed a petition with the Third Judicial District Court of Salt Lake County to request the Court to determine the fair value of the shares of the Operating Companies held by the Dissenting Stockholders who have demanded payment of additional amounts for their shares. The Dissenting Stockholders filed a Motion for Partial Summary Judgment, and on March 11, 1999, the Court granted the motion and ruled, among other things, that in determining the fair value of the shares held by the Dissenting Stockholders, the Operating Companies may not apply a minority discount. The Operating Companies have not determined whether they will appeal this ruling. While the Company believes that the amounts paid to the Dissenting Stockholders represented the fair value of the shares they held in the Operating Companies immediately before the effective date of the Merger, the Company is not able to predict the outcome of these proceedings, and there can be no assurance that the Operating Companies will not be required to pay additional amounts to the Dissenting Stockholders. If any amounts are paid, interest paid will impact the results of operations, and principal payments will be a reduction of equity.

                                INDEX TO EXHIBITS


Exhibit
Number                Exhibit
------                -------
2.2            Amended and Restated Agreement and Plan of Merger dated as of November 13,
                 1997 by and among CCI, W.W. Clyde Reorganization Corporation, Clyde, Geneva
                 Rock Reorganization Corporation, Geneva Rock, Utah Service Reorganization
                 Corporation, Utah Service, Beehive Insurance Reorganization Corporation and
                 Beehive Insurance*

3.1            Articles of Incorporation of the Company*

3.2            Bylaws of the Company*

4.2            Form of the Company's Common Stock Certificate*

10.1           Voting Agreement dated November 14, 1997 among the persons named on Schedule 1 thereto*

10.2           Stock Redemption Plan adopted by the Board of Directors of the Company as of
                 November 12, 1997*

10.3           Employment Agreement between the Company and Richard C. Clyde*

[Geneva Rock Material Contracts:  Exhibits 10.4-10.10C]

10.4           Promissory Note dated June 28, 1996 in favor of J&J Mill and Lumber Company*

10.5           Promissory Note dated October 18, 1994 in favor of Ideal Concrete Corporation*

10.10B         Purchase Order dated May 29, 1997 from Jacobsen, Okland Joint Venture regarding Little America Grand Hotel project*

10.10C         Material Contract dated September 12, 1997 between Geneva Rock and Wasatch
                 Constructors*

[Clyde Material Contracts:  Exhibits 10.11-10.17]

10.11          Contract dated May 13, 1998, between Clyde and Draper City

10.12          Contract No. ES-01 dated July 21, 1997 between Clyde and Kennecott Utah Copper
                 Corporation*

10.13          Agreement dated September 12, 1997 between Clyde and Sun River St. George
                 Development, L.C.*

10.28          Retirement Plan for Employees of Clyde, Geneva Rock and Beehive Insurance*

21             Subsidiaries of the Registrant.

27.1           Financial Data Schedule

99.2           Valuation report of Houlihan Valuation Advisors with respect to Clyde*

99.3           Valuation report of Houlihan Valuation Advisors with respect to Geneva Rock*

99.4           Valuation report of Houlihan Valuation Advisors with respect to Utah Service*

99.5           Valuation report of Houlihan  Valuation Advisors with respect to Beehive
               Insurance*

* Incorporated by reference to Registrant's Registration Statement dated May 13, 1998.