Form 10-Q
period 1999-03-31
CLYDE COMPANIES INC
filed 1999-05-13
CIK 1051071

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 ---------------

                                    FORM 10-Q

    (Mark One)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

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

Yes [X]  No [ ].

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. On May 3, 1999, there were 6,554,317 outstanding shares of the Registrant's Common Stock, no par value.

================================================================================

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     Clyde Companies, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

           March 31, 1999 (unaudited) and December 31, 1998 (audited)
                             (Dollars in Thousands)

                                     ASSETS

                                                                              March 31, 1999      December 31, 1998
                                                                              --------------      -----------------
CURRENT ASSETS
    Cash and cash equivalents                                                    $  13,590             $  17,421
    Held-to-maturity investments                                                     6,500                 4,000
    Accounts receivable, net                                                        25,269                27,813
    Inventories                                                                     13,618                12,033
    Costs and estimated earnings in excess of billings on uncompleted
      contracts                                                                      2,746                 1,184
    Deferred income taxes                                                              275                   275
    Income taxes receivable                                                          1,203                 1,762
    Other assets                                                                       333                   275
                                                                                 ---------             ---------
           Total current assets                                                     63,534                64,763

PROPERTY, PLANT AND EQUIPMENT, AT COST                                             151,685               151,663
    Less accumulated depreciation and amortization                                 (77,455)              (77,503)
                                                                                 ---------             ---------

                                                                                    74,230                74,160

LAND                                                                                 5,192                 5,192

INTANGIBLE ASSETS, net                                                              18,249                20,574

DEFERRED PENSION COSTS                                                                 399                   511

OTHER ASSETS, AT COST, net                                                           4,713                 2,531
                                                                                 ---------             ---------
                                                                                 $ 166,317             $ 167,731
                                                                                 =========             =========

    The accompanying note is an integral part of these financial statements.

                     Clyde Companies, Inc. and Subsidiaries

           March 31, 1999 (unaudited) and December 31, 1998 (audited)
                             (Dollars in Thousands)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 March 31, 1999       December 31, 1998
                                                                                 --------------       -----------------
CURRENT LIABILITIES
    Accounts payable                                                                $  15,958             $  13,134
    Accrued expenses                                                                    1,124                 3,869
    Current portion of long-term obligations                                            3,103                 3,303
    Billings in excess of costs and estimated earnings on uncompleted
      contracts                                                                           179                    55
                                                                                    ---------             ---------
           Total current liabilities                                                   20,364                20,361

LONG-TERM OBLIGATIONS, net of current portion                                           8,011                 6,586

ACCRUED PENSION COSTS                                                                     553                 1,241

DEFERRED INCOME TAXES                                                                  30,079                30,827

COMMITMENTS AND CONTINGENCIES                                                              --                    --

STOCKHOLDERS' EQUITY
    Common stock, no par value; authorized 10,000,000 shares; issued and
      outstanding 6,554,317 shares                                                     90,901                90,901
    Retained Earnings                                                                  16,481                17,887
    Accumulated other comprehensive loss                                                  (72)                  (72)
                                                                                    ---------             ---------
            Total stockholders' equity                                                107,310               108,716
                                                                                    ---------             ---------
                                                                                    $ 166,317             $ 167,731
                                                                                    =========             =========

    The accompanying note is an integral part of these financial statements.

                     Clyde Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

             Three months ended March 31, 1999 and 1998 (Unaudited)
                  (Dollars in thousands, except per share data)


                                                      1999             1998
                                                  ------------     ------------
Revenues, net                                     $     31,192     $         --

Cost of goods sold                                      30,365               --
                                                  ------------     ------------
           Gross profit                                    827               --

General and administrative expenses                      3,176               --
                                                  ------------     ------------
           Operating loss                               (2,349)              --


Other income (expense)
    Interest income, net                                  (245)              --
    Gain on disposal of property, plant
      and equipment                                          3               --
    Other income, net                                      437               --
    Loss in net losses
      of affiliates                                         --             (461)
                                                  ------------     ------------
                                                           195             (461)
                                                  ------------     ------------
           Loss before income taxes                     (2,154)            (461)

Income tax benefit                                         748              150
                                                  ------------     ------------
           NET LOSS                               $     (1,406)    $       (311)
                                                  ============     ============
Earnings per common share - basic                 $      (0.21)    $      (0.14)
                                                  ============     ============
Weighted-average shares outstanding                  6,554,317        2,303,920
                                                  ============     ============

    The accompanying note is an integral part of these financial statements.

                     Clyde Companies, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             Three months ended March 31, 1999 and 1998 (Unaudited)
                             (Dollars in Thousands)

                                                                                      1999         1998
                                                                                    --------     --------
Increase in cash and cash equivalents
    Cash flows from operating activities
       Net loss                                                                     $ (1,406)    $   (311)
       Adjustments to reconcile net loss to net cash used in
         operating activities
              Depreciation and amortization                                            6,031           --
           Loss in net losses of affiliates                                               --          461
           Gain on the disposal of property ,plant and equipment                          (3)          --
           Deferred income taxes                                                        (748)        (150)
           Deferred pension costs                                                       (576)          --
           Changes in assets and liabilities
              Accounts receivable                                                      2,544           --
              Inventories                                                             (1,585)          --
              Income taxes receivable                                                    559           --
              Other current assets                                                       (58)         (14)
              Costs and estimated earnings in
                excess of billings on uncompleted contracts                           (1,562)          --
              Other assets                                                            (2,182)        (138)
              Accounts payable                                                         2,824           --
              Accrued expenses                                                        (2,745)          --
              Billings in excess of costs and estimated
                earnings on uncompleted contracts                                        124           --
              Due to related party                                                        --          138
                                                                                    --------     --------
                  Total adjustments                                                    2,623          297
                                                                                    --------     --------
                  Net cash provided by (used in)
                    operating activities                                               1,217          (14)
                                                                                    --------     --------
    Cash flows from investing activities
       Cash payments for the purchase of property, plant,
         and equipment                                                                (3,776)          --
       Cash proceeds from the sale of property, plant and equipment                        3           --
       Increase in held-to-maturity investments                                       (2,500)          --
                                                                                    --------     --------
                  Net cash used in investing activities                               (6,273)          --
                                                                                    --------     --------

                                   (Continued)

                     Clyde Companies, Inc. and Subsidiaries

             Three months ended March 31, 1999 and 1998 (Unaudited)
                             (Dollars in Thousands)

                                                                                      1999         1998
                                                                                    --------     --------
Cash flows from financing activities
    Proceeds from issuance of long-term obligations                                    1,225           --
                                                                                    --------     --------
                  Net cash provided by
                    financing activities                                               1,225           --
                                                                                    --------     --------
                  Net decrease in cash                                                (3,831)         (14)

Cash and cash equivalents at beginning of period                                      17,421           14
                                                                                    ========     ========
Cash and cash equivalents at end of period                                          $ 13,590     $     --
                                                                                    ========     ========

Supplemental disclosures of cash flow information

    Cash paid during the period for
       Income taxes                                                                 $     --     $     14
       Interest                                                                           --           --

         The accompanying note is an integral part of these statements.

                              CLYDE COMPANIES, INC.

                      NOTE TO INTERIM FINANCIAL STATEMENTS

1.       Interim Financial Statements

         The accompanying unaudited financial statements have been prepared by Clyde Companies, Inc. (the "Company") in accordance with instructions to Form 10-Q and Rule 10-01 of S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared under generally accepted accounting principles have been condensed or omitted pursuant to such regulations. In the opinion of management, all adjustments considered necessary for a fair presentation of the Company's financial position, results of operations and cash flows have been included. All such adjustments are of a normal recurring nature. This report on Form 10-Q for the three months ended March 31, 1999 should be read in conjunction with the audited consolidated financial statements for the Company for the year ended December 31, 1998, which are included in the Company's Annual Report on Form 10-K for such year (the "1998 Form 10-K"). The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999. The consolidated balance sheet at December 31, 1998 was derived from the Company's audited consolidated financial statements in the 1998 Form 10-K, and does not include all disclosures required by generally accepted accounting principles for annual financial statements.

ITEM 1.  LEGAL PROCEEDINGS

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

         The Dissenting Shareholders filed a Motion for Partial Summary Judgment, and on March 11, 1999 the Court granted the motion and ruled, among other things, that in determining the fair value of the shares held by the Dissenting Shareholders, the Operating Companies may not apply a discount for minority interest. The Operating Companies may appeal this ruling. While the Company believes that the amounts paid to the Dissenting Shareholders represent the fair value of the shares they held in the Operating Companies immediately before the effective date of the Merger and, therefore, that they are not entitled to be paid the additional amounts demanded, the Company is not able to predict the outcome of this proceeding, and there can be no assurance that the Operating Companies will not be required to pay additional amounts to the Dissenting Shareholders.

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

OVERVIEW

         The Company was organized as a holding company for shares of common stock of Clyde, Geneva Rock, Utah Service and Beehive Insurance which it owned. On June 30, 1998, Clyde, Geneva Rock, Utah Service and Beehive Insurance (the "Operating Companies") were merged (the "Merger") with and into the Company, and each issued and outstanding share of common stock (except for shares owned by the Company) of Clyde, Geneva Rock, Utah Service and Beehive Insurance was converted into, respectively, 33.93, 239.27, 43.43 and 4.33 shares of Common Stock of the Company.

RESULTS OF OPERATIONS

         The Merger was accounted for using the purchase method of accounting. The purchase method of accounting requires that consolidated results of operations be reflected only from the date of the Merger, forward. Because the Merger was consummated on June 30, 1998, consolidated operating results are included in the Consolidated Statements of Operations only for the six-month period ended December 31, 1998 and the three-month period ended March 31, 1999. Prior to June 30, 1998, the Company recorded only its equity in the net earnings of the Operating Companies. Accordingly, it is not possible to compare operating results for the period ended March 31, 1999 with operating results in prior periods.

         The construction market in Utah is seasonal, slowing down significantly during winter months. Construction work was slow during the first quarter of 1999, due to unfavorable weather conditions. However, during this period, the Utah construction markets continued to be strong and the economic climate in Utah during the period was positive. Unemployment in Utah continued at the rate of about 3.2%, which resulted in continuing labor shortages. Such labor shortages exerted an upward pressure on wages which in turn increased costs, resulting in lower profit margins.

LIQUIDITY AND CAPITAL RESOURCES

         As explained under Item 1 - "Legal Proceedings", in connection with the Merger certain shareholders, who collectively owned the equivalent of 419,188 shares of Common Stock of the Company, exercised their statutory dissenters' rights and demanded payment for the fair value of the shares they held in the Operating Companies. The Operating Companies have paid the Dissenting Shareholders an aggregate amount of $4,453,000, which is the amount the Operating Companies determined to be the fair value of the shares held by those Dissenting Shareholders that properly exercised their dissenters rights immediately before the effective date of the Merger. The Dissenting Shareholders notified the Operating Companies that, in their opinion, the fair value of their shares immediately before the effective date of the Merger was greater than the amounts paid to them by the Operating Companies, and demanded that the Operating Companies pay them additional amounts for their shares, in the aggregate amount of approximately $2,361,666, plus interest. The Operating Companies have petitioned the Third Judicial District Court of Salt Lake County to determine the fair value of the shares held by such Dissenting Shareholders.

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

         The Company expects that inflation will affect cost of wages and materials during the remainder of 1999, and that the current competitive circumstances of the Utah market will preclude the Company from passing all of such increases on to its customers. This circumstance may result in lower profit margins for the Company in the remainder of 1999.

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

YEAR 2000

         The Year 2000 issue is a result of computer programs and embedded computer chips using two digits rather than four digits to define the applicable year. Without corrective action, computer programs and embedded chips potentially could recognize the date ending in "00" as the year 1900 (or some other year) rather than 2000, causing many computer applications to fail or to create erroneous results.

         During 1998, the Company conducted a review of its computerized systems to determine how its systems would be affected by Year 2000 issues. Following this review, the Company upgraded its computer systems to be Year 2000 compliant. The Company does not consider the expenses it incurred for this purpose to be material. No additional material costs are anticipated as a result of Year 2000 issues.

         The Company has contacted certain third parties with which the Company has material relationships to determine their compliance with Year 2000 issues. Such third parties have advised the Company that they will be Year 2000 compliant.

         With respect to outside parties that could affect the Company's business as a result of the Year 2000 problems, the Company believes that the most likely problems would arise because of isolated instances of shortages of supplies and materials. However, many of the Company's vendors and suppliers are major businesses which it believes will be Year 2000 compliant. The Company has not developed a formal contingency plan but believes that there are adequate alternative vendors and suppliers which the Company could use in the event that one of its vendors or suppliers was unable to provide supplies needed in its operations. The Company believes that in the most reasonably likely worst case, it would experience only a short-term problem causing a temporary disruption of business.

         The Company's analysis of Year 2000 issues affecting the Company is based on information currently available and information provided from certain third party vendors and suppliers. Due to the inherent uncertainties related to Year 2000 compliance, there can be no assurance that the Company has accurately or timely assessed all Year 2000 issues.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The following exhibit is filed with this report:

                27       Financial Data Schedule

        (b) No current report on Form 8-K was filed during the quarter for which this report was filed.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                CLYDE COMPANIES, INC.

                                By  /s/ Don C. McGee
                                    --------------------------------------------
                                    Don C. McGee
                                    Assistant Secretary and Treasurer
                                    (Authorized Signatory and
                                    Principal Financial and Accounting Officer)


Date:  May 12, 1999

                                INDEX TO EXHIBITS

Exhibits
--------
27                Financial Data Schedule.